Form 10-Q
period 2021-06-30
Rockley Photonics Holdings Ltd
filed 2021-08-16
CIK 1852117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-40735

Rockley Photonics Holdings Limited

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3rd Floor 1 Ashley Road

Altrincham, Chesire

United Kingdom, WA14 2DT

+44 (0) 1865 292017

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $ 0.000004026575398 par value per share	RKLY	New York Stock Exchange
Warrants, each whole warrant exercisable for one ordinary share at an exercise price of $11.50 per share	RKLY.W	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had outstanding126,256,257 shares of ordinary shares as of August 12, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Rockley Photonics Holdings Limited’s (the “Company”) future expectations, beliefs, plans, prospects, objectives, and assumptions regarding future events or performance, as well as the Company’s strategies, future operations, financial position, and estimated future financial results and anticipated costs. The words “anticipate,” “believe,” “continue,” “could,” “enable,” “estimate,” “eventual,” “expect,” “future,” “intend,” “may,” “might,” “opportunity,” “outlook,” “plan,” “possible,” “position,” “potential,” “predict,” “project,” “revolutionize,” “seem,” “should,” “trend,” “will,” “would,” and other terms that predict or indicate future events, trends, or expectations, and similar expressions or the negative of such expressions may identify forward-looking statements, but the absence of these words or terms does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report, and current expectations, forecasts, and assumptions, (whether or not identified herein), and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Quarterly Report should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Forward-looking statements are subject to several risks and uncertainties (many of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	the Company’s ability to achieve commercial production of its products and technology, including in a timely and cost-effective manner;

•

the Company’s ability to achieve customer design wins, convert memoranda of understanding and development contracts into production contracts, and achieve customer acceptance of its products and technology;

•

risks related to purchase orders, including the lack of long-term purchase commitments, the cancellation, reduction, delay, or other changes in customer purchase orders, and if and to the extent customers seek to enter into licensing arrangements in lieu of purchases;

•

the Company’s history of losses and need for additional capital and its ability to access additional financing to support its operations and execute on its business plan, as well as the risks associated with any future financings;

•	legal and regulatory risks, including those related to its products and technology and any threatened or actual litigation;

•	risks associated with its fabless manufacturing model and dependency on third-party suppliers;

•	the Company’s reliance on a few significant customers for a majority of its revenue and its ability to expand and diversify its customer base;

•	the Company’s financial performance;

•	the impacts of COVID-19 on the Company, its customers and suppliers, its target markets, and the economy;

•	the Company’s ability to successfully manage growth and its operations as a public company;

•	fluctuations in the Company’s stock price and the Company’s ability to maintain the listing of its ordinary shares on the NYSE;

•	the Company’s ability to anticipate and respond to industry trends and customer requirements;

•	changes in the Company’s current and future target markets;

•	intellectual property risks;

•	the Company’s ability to compete successfully;

•	market opportunity and market demand for, and acceptance of, the Company’s products and technology, as well as the customer products into which the Company’s products and technology are incorporated;

•	risks related to international operations;

•	risks related to cybersecurity, privacy, and infrastructure;

•	risks related to financial and accounting matters;

•	general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets;

•	the Company’s ability to realize the anticipated benefits of the Business Combination (as defined herein) and costs associated with the Business Combination;

•

changes adversely affecting the businesses or markets in which the Company is engaged, and other factors described under the heading “Risk Factors” herein and in other documents the Company files with the Securities and Exchange Commission (the “SEC”) in the future.

RISK FACTOR SUMMARY

Risks Related to the Company’s Business and Industry; Customer-Related Risks

•

If the Company does not fully develop or commercialize its products and services, or if such products and services experience significant delays, the Company’s business, financial condition, and results of operation will be materially and adversely affected;

•

The Company has a history of recurring losses and a significant accumulated deficit, which raises substantial doubt about its ability to continue as a “going concern.” The Company expects to incur significant research and development expenses and devote substantial resources to commercializing new products, which could increase its losses and negatively impact its ability to achieve or maintain profitability;

•

If the end products into which the Company’s products are incorporated are not fully developed and commercialized or do not achieve widespread market acceptance, or if such products experience delays, cancellations, or reductions, or if the Company’s products are not selected for inclusion in its customers’ end products, are not adopted in other industry verticals or use cases, or are not adopted by leading consumer and medical device companies, the Company’s business will be materially and adversely affected;

•

The Company’s forecasts and projections are based upon assumptions, analyses, and internal estimates developed by the Company’s management. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, the Company’s actual operating results may differ materially from those forecasted or projected;

•	The Company expects its results of operations to fluctuate on a quarterly and annual basis, which could cause its share price to fluctuate or decline;

•	If the Company is unable to manage its growth or scale its operations, its business and operating results could be materially and adversely affected;

•	Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate;

•	The Company’s international operations expose it to operational, financial, and regulatory risks, which could harm the Company’s business;

•

The Company is susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt its supply chain and could delay deliveries of its products to customers, which in turn could adversely affect the Company’s business, results of operations, and financial condition;

•

If the Company is unable to sell its products to its target customers, including large corporations with substantial negotiating power, or is unable to enter into agreements with customers and suppliers on satisfactory terms, its prospects and results of operations will be adversely affected;

•

The Company currently depends on a few large customers for a substantial portion of its revenue. The loss of, or a significant reduction in, orders from the Company’s customers, or the Company’s failure to diversify its customer base, could significantly reduce its revenue and adversely impact the Company’s operating results;

•

Because the Company does not anticipate long-term purchase commitments with its customers, orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes the Company to inventory risk, and may cause its business and results of operations to suffer; and

•	The Company’s business depends substantially on the efforts of its executive officers, including its Chief Executive Officer and founder, Dr. Andrew Rickman.

Regulatory, Intellectual Property, Infrastructure, Cybersecurity and Privacy Risks

•

The Company’s failure to comply with applicable governmental export and import control laws and regulations, including those related to the use, distribution, and sale of its products, U.S. Food and Drug Administration clearance or approval requirements, or privacy, data protection, and information security requirements in the jurisdictions in which the Company operates could materially harm its business and operating results;

•

The Company may not be able to adequately protect or enforce its intellectual property rights or prevent unauthorized parties from copying or reverse engineering its products or technology. Further, the Company’s intellectual property applications, including patent applications, may not be approved or granted;

•	A network or data security incident or disruption or performance issues with the Company’s network infrastructure could harm its brand, reputation, and business, as well as its operating results.

Risks Related to Financial and Accounting Matters

•	The Company’s failure to raise additional capital or generate the significant capital necessary to expand its operations could reduce its ability to compete and could harm its business;

•

In preparing the Company’s consolidated financial statements, the Company makes good faith estimates and judgments that may change or turn out to be erroneous, which could adversely affect the Company’s operating results.

Risks Related to Being a Public Company and General Risks

•	The requirements of being a public company may strain the Company’s resources, divert management’s attention, and affect its ability to attract and retain qualified board members;

•	The global COVID-19 pandemic could harm the Company’s business and results of operations.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ROCKLEY PHOTONICS HOLDINGS LIMITED

Condensed Balance Sheets

(in thousands)

	As of
	June 30, 2021	March 11, 2021
	(Unaudited)
Assets
Current assets
Receivable from affiliate	$50	$50

Total current assets	50	50

Total assets	$50	$50

Commitments and contingencies
Shareholder’s equity
Shareholder’s equity
Ordinary shares and additional paid-in capital (Note 2)	$50	$50

Total Shareholder’s equity	50	50

See accompanying notes to condensed consolidated financial statements.

Rockley Photonics Holdings Limited

Notes to Condensed Financial Statements

(Unaudited)

1.	Organization and Background

Rockley Photonics Holdings Limited (“Holdco”, “we”, “us”, or “our”) was incorporated in the Cayman Islands with limited liability on March 11, 2021.

As more fully described below, on August 11, 2021, Holdco completed a merger with SC Health Corporation and Rockley Photonics Limited (“Rockley”), with Rockley surviving the merger as a wholly-owned subsidiary of Holdco (the “Business Combination”). Immediately following the completion of the Business Combination and the related organizational transactions on August 11, 2021, Holdco received $168.0 million in gross proceeds. Rockley will operate, conduct and control all of the business and affairs of Holdco.

SC Health and the shareholders of Rockley hold approximately 1.4% and 82.4% ownership interest in Rockley Photonics Holdings Limited, respectively.

Basis of Presentation

Our balance sheets have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Statements of income, shareholders’ equity and cash flows have not been presented because, as of March 11, 2021 and through to June 30, 2021, we have not engaged in any business or other activities except in connection with our formation.

2.	Shareholder’s Equity

On March 11, 2021, upon formation of Holdco, our board of directors (the Rockley Photonics Holdings Limited Board) authorized the issuance of 1 ordinary share with an initial par value of $0.00001 per share, to Dr. Andrew Rickman, OBE. Rockley contributed additional paid-in capital of $50,000 at the formation of Holdco in contemplation of the organizational transactions discussed in sections below.

3.	Subsequent Events

Subsequent events have been evaluated through the date that these financial statements were issued.

In relation to the Business Combination, on July 22, 2021, Holdco’s Form S-4 Registration Statement received a Notice of Effectiveness from the SEC. On August 9, 2021, among other things, we proposed to the High Court of the United Kingdom a transfer scheme of arrangement under Part 26 of the Companies Act pursuant to which our shareholders exchanged all of Rockley Photonics Limited shares for Rockley Photonics Holdings Limited ordinary shares, at a conversion price of $10.00 per share. The transfer was conditional upon the approval of the Business Combination Agreement, the Business Combination and the Plan of Merger by SC Health shareholders. All items were approved on August 6, 2021.

The Business Combination was consummated on August 11, 2021 and Holdco became a publicly traded company listed on the New York Stock Exchange (“NYSE”) under the symbol “RKLY”. Subsequent to the consummation of the Business Combination, Rockley and its subsidiary entities became a wholly owned subsidiary of Holdco.

ROCKLEY PHOTONICS LIMITED

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$35,395	$19,228
Accounts receivable, net of allowance for doubtful accounts of $377 and $0 as of June 30, 2021 and December 31, 2020, respectively	2,411	4,925
Other receivables	23,037	18,024
Prepaid expenses	7,724	1,605
Other current assets	258	609

Total current assets	68,825	44,391
Property, equipment, and finance lease right-of-use assets, net	8,170	6,182
Equity method investment	4,711	5,202
Intangible assets, net	3,048	3,048
Other non-current assets	11,715	1,607

Total assets	$96,469	$60,430

Liabilities and Shareholders’ Deficit
Current liabilities
Trade payables	$8,692	$4,413
Accrued expenses	12,104	10,395
Other current liabilities	1,020	998

Total current liabilities	21,816	15,806
Long-term debt	194,328	74,804
Other long-term liabilities	2,719	1,127

Total liabilities	218,863	91,737
Commitments and contingencies (Note 13)
Shareholders’ deficit
Ordinary shares, $0.00001 par value; 55,982,833 authorized as of June 30, 2021 and December 31, 2020; 33,825,620 and 33,637,762 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	205,823	201,576
Accumulated deficit	(328,217)	(232,883)

Total Shareholders’ deficit	(122,394)	(31,307)

Total liabilities and Shareholders’ deficit	$96,469	$60,430

See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited and in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,195	$7,881	$3,966	$14,544
Cost of revenue	4,549	6,522	8,283	13,085

Gross profit	(2,354)	1,359	(4,317)	1,459

Operating expenses:
Selling, general and administrative expenses	6,715	3,604	14,020	7,249
Research and development expenses	17,551	7,746	33,531	16,217

Total operating expenses	24,266	11,350	47,551	23,466

Loss from operations	(26,620)	(9,991)	(51,868)	(22,007)
Other income (expense):
Forgiveness of PPP loan	2,860	—	2,860	—
Interest expense, net	(179)	(34)	(326)	(74)
Equity method investment loss	(597)	(102)	(760)	(252)
Change in fair value of debt instruments	(6,008)	312	(45,661)	(2,222)
Gain (loss) on foreign currency	97	(108)	631	(1,654)

Total other income (expense)	(3,827)	68	(43,256)	(4,202)

Loss before income taxes	(30,447)	(9,923)	(95,124)	(26,209)
Provision for income tax	110	80	210	220

Net loss and comprehensive loss	$(30,557)	$(10,003)	$(95,334)	$(26,429)

Net loss per share:
Basic and diluted	$(0.90)	$(0.30)	$(2.82)	$(0.79)

Weighted-average shares outstanding:
Basic and diluted	33,922,973	33,625,899	33,850,070	33,554,441

See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS LIMITED

Condensed Consolidated Statements of Shareholders’ Deficit

(Unaudited and in thousands, except share amounts)

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2020	33,637,762	201,576	(232,883)	(31,307)
Net loss	—	—	(64,777)	(64,777)
Exercise of stock options	87,244	137	—	137
Exercise of warrants	23,278	—	—	—
Issuance of warrants	—	263	—	263
Stock-based compensation	—	1,725	—	1,725

Balance, March 31, 2021	33,748,284	203,701	(297,660)	(93,959)
Net loss	—	—	(30,557)	(30,557)
Exercise of stock options	77,336	146	—	146
Stock-based compensation	—	1,976	—	1,976

Balance, June 30, 2021	33,825,620	205,823	(328,217)	(122,394)

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2019	33,337,115	$188,865	$(152,606)	$36,259
Net loss	—	—	(16,426)	(16,426)
Exercise of stock options	3,730	20	—	20
Exercise of warrants	5,523	7	—	7
Stock-based compensation	—	1,644	—	1,644
Ordinary share issuance, net of issuance costs	147,432	2,087	—	2,087

Balance, March 31, 2020	33,493,800	$192,623	$(169,032)	$23,591
Net loss	—	—	(10,003)	(10,003)
Exercise of stock options	—	—	—	—
Exercise of warrants	—	—	—	—
Stock-based compensation	—	2,545	—	2,545
Ordinary share issuance, net of issuance costs	—	(126)	—	(126)

Balance, June 30, 2020	33,493,800	$195,042	$(179,035)	$16,007

See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS LIMITED

Condensed Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(95,334)	$(26,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and finance lease right-of-use assets	$1,999	$1,395
Gain on disposal of property and equipment	$—	$(98)
Bad debt expense	$377	$—
Stock-based compensation	$3,701	$4,189
Change in equity-method investment	$491	$252
Change in fair value of debt instrument	$45,661	$2,222
Forgiveness of Paycheck Protection Program loan	(2,860)	—
Changes in operating assets and liabilities:
Accounts receivable	$2,137	$(1,382)
Other receivables	$(5,013)	$8,602
Prepaid expenses and other current assets	$(5,769)	$1,263
Other non-current assets	$(1,733)	$357
Trade payables	$(130)	$(4,347)
Accrued expenses	$402	$1,708
Other current and long-term liabilities	$1,614	$(838)

Net cash used in operating activities	(54,457)	(13,106)
Cash flows from investing activities:
Purchase of property and equipment	(2,822)	(650)
Payment for asset acquisition	(500)	—
Investment in equity method investee	—	(2,500)

Net cash used in investing activities	(3,322)	(3,150)
Cash flows from financing activities:
Proceeds from convertible loan notes	76,723	12,250
Principal payments on long-term debt	—	(1,952)
Proceeds from issuance of ordinary shares, net of issuance costs	—	1,961
Proceeds from Paycheck Protection Program loan	—	2,860
Proceeds from exercise of options	283	20
Proceeds from the exercise of warrants	233	7
Proceeds from issuance of warrants	263	—
Debt issuance costs incurred	(3,556)	—
Principal payments on finance lease	—	(1,231)

Net cash provided by financing activities	73,946	13,915
Net increase (decrease) in cash and cash equivalents	16,167	(2,341)
Cash and cash equivalents:
Beginning of period	19,228	20,904

End of period	$35,395	$18,563

See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business and Significant Accounting Policies

Description of Business

Rockley Photonics Limited and its subsidiary entities (together, “we”, “us”, “our”, “Rockley” or, “the Company”) was founded in 2013 in the United Kingdom. We specialize in the research and development of integrated silicon photonics chipsets and have developed a versatile, application specific, third-generation silicon photonics platform specifically designed for the optical integration challenges facing numerous mega-trend markets. We have partnered with multiple tier-1 customers across the markets to deliver complex optical systems required for transformational sensor, communications, and medical product realization.

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the interim periods presented. The statements have been prepared in accordance with GAAP for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Rockley Photonics Holdings Limited’s Registration Statement on Form S-4 (File No. 333-255019), which was declared effective by the SEC on July 22, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; valuation of intangibles; product warranties; employee compensation and benefit accruals; stock-based compensation; loss contingencies; income taxes and fair value measurements. Actual results could differ materially from those estimates. Management’s estimates include, as applicable, the anticipated impacts of the COVID-19 pandemic.

Going Concern

The Company has incurred net losses since inception, has an accumulated deficit of $328.2 million as of June 30, 2021 and negative cash flow from operations of $54.5 million for the six months ended June 30, 2021 and expects to incur losses from operations for the foreseeable future. As of June 30, 2021, the Company had cash and cash equivalents of approximately $35.4 million. The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to obtain additional financing. As a result, there is substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Our future liquidity needs, and ability to address those needs, will largely be determined by our ability to obtain additional financing on terms acceptable to us. We will continue to seek additional capital through the sale of debt or equity, or other arrangements, however, there can be no assurance that we will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding ordinary shares. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to shareholders. If we are unable to obtain additional financing, operations may be scaled back or discontinued.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Global Pandemic

The COVID-19 global pandemic has prompted extraordinary measures by governments and businesses to control the spread of COVID-19 in most or all regions throughout the world. These actions have included travel bans, quarantines, and similar mandates for individuals to substantially restrict normal activities and for businesses to curtail normal operations.

The COVID–19 pandemic has adversely impacted our operational efficiency and caused delays in operational activities. During the second quarter of 2021, we continue to take cautious steps to protect our workforce, support community efforts, and follow local government guidelines. Certain key laboratory employees and facilities have continued internal testing and laboratory work to the extent necessary to service customer commitments. The remaining non-essential workforce were recommended to continue performing their duties from home. The ongoing impact will depend on the duration of the pandemic which is being mitigated by the vaccination of the general population and gradual easing of restrictions.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company adopted this guidance on January 1, 2020. The adoption of the guidance did not have a material impact on the condensed consolidated financial statements.

On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“Topic 326”), requiring the measurement and recognition of expected credit losses for financial assets held at amortized cost, which include our accounts receivable and contract assets. The standard also requires that the Company recognizes credit impairment losses related to our available-for-sale debt securities through an allowance for credit losses instead of a reduction in the cost basis. The Company adopted this guidance on January 1, 2021. The adoption of the guidance did not have a material impact on the condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The Company adopted this guidance on January 1, 2021. The adoption of the guidance did not have a material impact on the condensed consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, and are meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Revenue Recognition

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by geography, consistent with how we evaluate its financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
United States	$2,195	$5,423	$3,966	$12,086
Rest of World	$—	$2,458	$—	$2,458

Total revenue	$2,195	$7,881	$3,966	$14,544

Significant Customers

The following tables summarize our significant customers as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Customer A	100%	69%	100%	83%
Customer B	—%	31%	—%	17%

	Accounts Receivable
	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Customer A	81%	33%
Customer B	17%	67%

3.	Equity Method Investment

As of June 30, 2021 and December 31, 2020, we held an investment in Hengtong Rockley Technology Co., Ltd (“HRT”) and we appointed two of the HRT’s five board members. HRT manufactures and sells optical fiber transceivers based on silicon photonics chipsets. HRT has share capital consisting solely of ordinary shares. We hold 24.9% of HRT’s ordinary shares, which is the same as the proportion of its voting rights. We consider HRT to be a variable interest entity upon which the Company does exercise significant influence, but the Company concluded it does not control the investment. Accordingly, the investment in HRT is accounted for under the equity method. We elected to use a three-month lag to record our share of HRT’s results. See Note 11, Related Party Transactions for details on the Company’s transactions with HRT.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes our investment in HRT for the six months ended June 30, 2021 (in thousands):

June 30, 2021
(Unaudited)
Beginning balance	$5,202
Investment in HRT	—
Remeasurement gain on HRT	269
Share of loss of HRT	(760)

Ending balance	$4,711

Our maximum exposure to loss as a result of our involvement with HRT is limited to the balance of our investment.

4.	Fair Value Measurements

Our financial assets are considered Level 1 in the fair value hierarchy and measured at fair value, were as follows (in thousands):

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash equivalents:

Money market funds	$11,316	$11,516

All of our financial liabilities are considered Level 3 in the fair value hierarchy, where inputs to the valuation techniques used to measure fair value were considered unobservable. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgements and consider factors specific to the liability.

The financial liabilities subject to fair value measurement on a recurring basis, were as follows (in thousands):

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Financial Liabilities
3.00% – 2020 Convertible Notes	$36,214	$32,106
8.00% – 2020 Convertible Notes	17,038	14,789
2020 Term Facility Loan	39,970	25,049
5.00% – $50.0 Million Convertible Notes	11,220	—
5.00% – $25.0 Million Convertible Notes	43,070	—
5.00% – $30.0 Million Convertible Notes	46,816	—

Total financial liabilities	$194,328	$71,944

Changes in the fair value of debt that is accounted for at fair value are presented as gains or losses in the condensed consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.00% – 2020 Convertible Notes

On March 9, 2020, we issued $21.3 million of 3.00% Convertible Notes and elected the fair value option of accounting for this debt instrument (see Note 6, Long Term Debt for details). At June 30, 2021, the contractual outstanding principal of the 3.00% Convertible Notes Due 2025 was $21.3 million and the fair value was $36.2 million. As of June 30, 2021, we measured fair value using a binomial lattice model (which is discussed in further detail below) with the following significant inputs:

Fair Value per share of ordinary shares	$24.70
Risk-free interest rate	0.03%
Expected volatility	55%
Expected term, in years	0.10
Discount yield	48.45%
Conversion price discount	25%

We recorded a loss of $1.1 million and $4.1 million for the three and six months ended June 30, 2021, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 3.00% Convertible Notes, as follows (in thousands):

Fair value at December 31, 2020	$32,106
Plus: Loss from change in fair value	$4,108

Fair value at June 30, 2021	$36,214

A binomial lattice model was used to determine the fair value of the 3.00% Convertible Notes Due 2025 based on assumptions as to when these would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) upon IPO/Sale/Merger/SPAC or maturity, the convertible notes may be converted to ordinary shares or redeemed at principal and accrued interest; and (ii) upon qualified financing event, the convertible notes will automatically convert to ordinary shares. The lattice model uses the stock price, conversion price, maturity date, risk-free rate, estimated stock volatility and estimated credit spread. We remeasure the fair value of the debt instrument and record a change as a gain or loss in the statements of operations and comprehensive loss for each reporting period.

8.00% – 2020 Convertible Notes

On February 19, 2020, we issued $8.0 million of 8.00% Convertible Notes and elected the fair value option of accounting for this debt instrument (see Note 6, Long Term Debt for details). At June 30, 2021, the contractual outstanding principal of the 8.00% Convertible Notes Due 2027 was $8.0 million and the fair value was $17.0 million (including embedded warrants). As of June 30, 2021, we measured fair value using a binomial lattice model (which is discussed in further detail below) with the following significant inputs:

Fair Value per share of ordinary shares	$24.70
Risk-free interest rate	0.03%
Expected volatility	55%
Expected term, in years	0.10
Discount yield	35%
Conversion price discount	40%

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We recorded a loss of $0.5 million and $2.2 million for the three and six months ended June 30, 2021, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 8.0% Convertible Notes, as follows (in thousands):

Fair value at December 31, 2020	$14,789
Plus: Loss from change in fair value	$2,249

Fair value at June 30, 2021	$17,038

A binomial lattice model was used to determine the fair value of the 8.00% Convertible Notes Due 2025 based on assumptions as to when these would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) upon IPO/Sale/Merger/SPAC or maturity, the convertible notes may be converted to ordinary shares or put at 125% of principal and accrued interest; and (ii) upon financing event, the convertible notes may be converted to ordinary shares. We remeasure the fair value of the debt instrument and record a change as a gain or loss from in the statements of operations and comprehensive loss for each reporting period.

We issued liability classified warrants in conjunction with the issuance of the 8.00% Convertible Notes. The fair value of these warrants is embedded within the fair value of the 8.00% Convertible Notes presented in the table above.

2020 Term Facility Loan

On September 29, 2020, we issued $35.0 million of convertible notes and elected the fair value option of accounting for this debt instrument (see Note 6, Long Term Debt for details). At June 30, 2021, the contractual outstanding principal of the 2020 Term Facility Loan was $33.9 million and the fair value was $40.0 million. As of June 30, 2021, we measured fair value using a binomial lattice model and discounted cash flow approach for various exit event scenario, with the following significant inputs:

Fair Value per share of ordinary shares	$24.70
Risk-free interest rate	0.03%
Expected volatility	55%
Expected term, in years	0.10
Discount yield	35%

We recorded a loss of $1.2 million and $14.9 million for the three and six months ended June 30, 2021, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of 2020 Term Facility Loan, as follows (in thousands):

Fair value at December 31, 2020	$25,049
Plus: Loss from change in fair value	$14,921

Fair value at June 30, 2021	$39,970

A binomial lattice model was used to determine the fair value of the 2020 Term Facility Loan based on assumptions as to when these would be converted upon IPO/Sale/Merger/SPAC. Upon such event, the convertible notes will be paid off as following: (i) if par value exit, repayment of base multiple times principal plus unpaid interest; (ii) if greater value exit, repayment of base multiple plus add-on multiple ratio times principal plus unpaid interest.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.00% – $50.0 Million Convertible Notes

On January 11, 2021, we issued $50.0 million of 5.00% – $50.0 Million Convertible Notes and elected the fair value option of accounting for this debt instrument (see Note 6, Long Term Debt for details). At June 30, 2021, the contractual outstanding principal of the 5.00% – $50.0 Million Convertible Notes Due 2026 was $10.3 million and the fair value was $11.2 million. As of June 30, 2021, we measured fair value using a binomial lattice model (which is discussed in further detail below) with the following significant inputs:

Fair Value per share of ordinary shares	$24.70
Risk-free interest rate	0.03%
Expected volatility	55%
Expected term, in years	0.10
Discount yield	48.4%

We recorded a loss of $0.3 million and $0.9 million for the three and six months ended June 30, 2021, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of 5.00%– $50.0 Million Convertible Note, as follows (in thousands):

Fair value at January 11, 2021	$10,274
Plus: Loss from change in fair value	$946

Fair value at June 30, 2021	$11,220

A binomial lattice model was used to determine the fair value of the 5.00% – $50.0 Million Convertible Notes Due 2026 based on assumptions as to when these would be converted or redeemed at each decision point. Within the lattice model, the following assumptions are made: (i) upon IPO/Sale/Merger/SPAC, the convertible notes may be converted to ordinary shares or put at principal and accrued interest; and (ii) upon qualified financing event or maturity, the convertible notes will automatically convert to ordinary shares at base price. The lattice model uses the stock price, conversion price, maturity date, risk-free rate, estimated stock volatility and estimated credit spread. We remeasure the fair value of the debt instrument and record the change as a gain or loss from a change as a gain or loss in the statements of operations and comprehensive loss for each reporting period.

5.00% – $25.0 Million Convertible Notes

On December 31, 2020, we issued $25.0 million of 5.00% – $25.0 Million Convertible Notes and elected the fair value option of accounting for this debt instrument (see Note 6, Long Term Debt for details). At June 30, 2021, the contractual outstanding principal of the 5.00% – $25.0 Million Convertible Notes Due 2025 was $25.0 million and the fair value was $43.1 million (including embedded warrants). As of June 30, 2021, we measured fair value using a binomial lattice model (which is discussed in further detail below) with the following significant inputs:

Fair Value per share of ordinary shares	$24.70
Risk-free interest rate	0.03%
Expected volatility	55%
Expected term, in years	0.10
Discount yield	48.4%

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We recorded a loss of $1.3 million and $5.5 million for the three and six months ended June 30, 2021, respectively from a change in fair value of debt in connection with subsequent fair value remeasurement of the 5.00% – $25.0 Million Convertible Notes, as follows (in thousands):

Fair value at December 31, 2020	$37,592
Plus: Loss from change in fair value	$5,478

Fair value at June 30, 2021	$43,070

A binomial lattice model was used to determine the fair value of the 5.00% – $25.0 Million Convertible Notes Due 2025 based on assumptions as to when these would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) upon SPAC, the convertible notes may be converted to ordinary shares or put at principal and accrued interest; (ii) upon qualified financing event, the convertible notes may be converted to ordinary shares with discount any time after financing date; and (iii) upon maturity, the convertible notes may converted to ordinary shares at $675.0 million divided by the number of fully diluted shares. We remeasure the fair value of the debt instrument and record a change as a gain or loss in the statements of operations and comprehensive loss for each reporting period.

We issued liability classified warrants in conjunction with the issuance of the 5.00% – $25.0 Million Convertible Notes. We evaluated the terms of these warrants and noted that under ASC 480, our potential obligation to settle the warrants only when the exercise of contingencies is met. Due to this provision, ASC 480 requires that the warrants are classified as liabilities and combined within the 5.00% – $25.0 Million Convertible Notes. The fair value of these warrants is embedded within the fair value of the 5.00% – $25.0 Million Convertible Notes presented in the table above.

5.00% – $30.0 Million Convertible Notes

On January 11, 2021, we issued $30.0 million of 5.00% Convertible Notes and elected the fair value option of accounting for this debt instrument (see Note 6, Long Term Debt for details). At June 30, 2021, the contractual outstanding principal of the 5.00% – $30.0 Million Convertible Notes Due 2026 was $30.0 million and the fair value was $46.8 million. As of June 30, 2021 we measured fair value using a binomial lattice model (which is discussed in further detail below) with the following significant inputs:

Fair Value per share of ordinary shares	$24.70
Risk-free interest rate	0.03%
Expected volatility	55%
Expected term, in years	0.10
Discount yield	48.4%

We recorded a loss of $1.4 million and $8.4 million for the three and six months ended June 30, 2021, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 5.00% – $30.0 Million Convertible Notes, as follows (in thousands):

Fair value at January 11, 2021	$38,403
Plus: Loss from change in fair value	$8,413

Fair value at June 30, 2021	$46,816

A binomial lattice model was used to determine the fair value of the 5.00% Convertible Notes Due 2026 based on assumptions as to when these would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) upon SPAC, the convertible notes may be converted to ordinary shares or put at principal and accrued interest; and (ii) upon qualified financing event or maturity, the convertible notes will automatically convert to ordinary shares at base price. The lattice model uses the stock price, conversion price, maturity date, risk-free rate, estimated stock volatility and estimated credit spread. We remeasure the fair value of the debt instrument and record a change as a gain or loss in the statements of operations and comprehensive loss for each reporting period.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At June 30, 2021 and December 31, 2020, the carrying value of certain financial instruments, such as cash, accounts receivable, other receivable, prepaid expenses and other current assets, trade payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable.

5.	Balance Sheet Components

Cash and cash equivalents

Cash and cash equivalents balances were concentrated by location as follows:

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
United Kingdom	92%	96%
United States	7%	3%
Other	1%	1%

Other receivables (in thousands):

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
R&D tax credit receivable	$21,911	$17,412
Grants receivable	573	—
VAT receivable	549	607
Other receivable	4	5

Total other receivables	$23,037	$18,024

Property and equipment, net (in thousands):

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Computer equipment	$1,744	$1,218
Lab equipment	10,081	7,607
Motor vehicles	31	31
Furniture and fixtures	265	265
Leasehold improvements	704	704
Assets under construction	561	27

Total property and equipment	$13,386	$9,852
Less: accumulated depreciation	(7,162)	(5,802)

Total property and equipment, net	$6,224	$4,050

Total depreciation expense for the three months ended June 30, 2021 and 2020 was $1.0 million and $0.6 million, respectively. Total depreciation expense for the six months ended June 30, 2021 and 2020 was $1.8 million and $1.2 million, respectively.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Finance lease right-of-use assets, net (in thousands):

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Finance lease right-of-use assets	$2,966	$2,966
Less: accumulated amortization	(1,020)	(834)

Total finance lease right-of-use assets, net	$1,946	$2,132

Amortization expense for the three months ended June 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $0.2 million and $0.2 million, respectively.

Intangible assets, net (in thousands):

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
In-process research and development	$3,048	$3,048
Total intangible assets, net	$3,048	$3,048

The Company reviews its intangible assets for potential impairment whenever events or circumstances indicate that the carrying value of the intangible assets may not be recoverable. No impairment charges were recorded for the three and six months ended June 30, 2021 and 2020.

Other non-current assets (in thousands):

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Capitalized transaction costs	$8,496	$121
Operating right of use assets	$3,219	$1,486

Total other non-current assets	$11,715	$1,607

Capitalized transaction costs as of June 30, 2021 consist of capitalized professional fees related to accounting, legal and audit matters incurred by the Company, in connection with the Business Combination transaction.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued expenses (in thousands):

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Accrued bonus	$2,926	$3,349
Accrued payroll and benefits	2,191	1,524
Accrued taxes	75	332
Accrued fabrication costs	2,304	2,321
Share appreciation rights	741	706
Other accrued expenses	3,867	2,163

Total accrued expenses	$12,104	$10,395

6.	Long Term Debt

The following table summarizes information relating to our long-term debt, (in thousands):

	June 30, 2021
	(Unaudited)
	Principal	Fair Value Adjustment	Net
3.00% – 2020 Convertible Notes	$21,281	$14,933	$36,214
8.00% – 2020 Convertible Notes	8,000	9,038	17,038
2020 Term Facility Loan	33,949	6,021	39,970
5.00% – $50.0 Million Convertible Notes	10,274	946	11,220
5.00% – $25.0 Million Convertible Notes	25,000	18,070	43,070
5.00% – $30.0 Million Convertible Notes	30,000	16,816	46,816

Total long-term debt	$128,504	$65,824	$194,328
Less: current portion of long-term debt	—	—	—

Long-term debt, net of current portion	$128,504	$65,824	$194,328

	December 31, 2020
	Principal	Fair Value Adjustment	Net
3.00% – 2020 Convertible Notes	$21,281	$10,825	$32,106
8.00% – 2020 Convertible Notes	8,000	6,789	14,789
2020 Term Facility Loan	22,500	2,549	25,049
Paycheck Protection Program	2,860	—	2,860

Total long-term debt	$54,641	$20,163	$74,804
Less: current portion of long-term debt	—	—	—

Long-term debt, net of current portion	$54,641	$20,163	$74,804

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum payments under the debt agreements as of June 30, 2021 are as follows (in thousands):

Convertible Notes
2021 (for the remaining period)	$—
2022	—
2023	—
2024	—
2025	114,179
Thereafter	50,274

Total future minimum payments	$164,453
Less: current portion of debt principal	—

Non-current portion of debt principal	$164,453

3.00% – 2020 Convertible Notes

The discussion on the 3.00% – 2020 Convertible Notes is fully described in Note 7 of the “Notes to Consolidated Financial Statements” included in the Rockley Photonics Holdings Limited’s Registration Statement on Form S-4 (File No. 333-255019), filed with Securities and Exchange Commission (SEC) on May 28, 2021.

We accrued unpaid interest of $0.1 million and $0.3 million in the three and six months ended June 30, 2021, respectively. The accrued unpaid interest for the three and six months ended June 30, 2020 was immaterial.

For the three and six months ended June 30, 2021, we recorded a loss of $1.1 million and $4.1 million, respectively in the condensed consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments. See Note 4, Fair Value Measurements for information about the assumptions used to measure the fair value of the 3.00% Convertible Notes as of June 30, 2021.

8.00% – 2020 Convertible Notes

The discussion on the 8.00% Convertible Notes is fully described in Note 7 of the “Notes to Consolidated Financial Statements” included in the Rockley Photonics Holdings Limited’s Registration Statement on Form S-4 (File No. 333-255019), filed with Securities and Exchange Commission (SEC) on May 28, 2021.

We accrued unpaid interest of $0.2 million and $0.3 million in the three and six months ended June 30, 2021, respectively. We accrued unpaid interest of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

For the three and six months ended June 30, 2021, we recorded a loss of $0.5 million and $2.2 million, respectively in the condensed consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments. See Note 4, Fair Value Measurements for information about the assumptions used to measure the fair value of 8.00% Convertible Notes as of June 30, 2021.

2020 Term Facility Loan

The discussion on the 2020 Term Facility Loan is fully described in Note 7 of the “Notes to Consolidated Financial Statements” included in the Rockley Photonics Holdings Limited’s Registration Statement on Form S-4 (File No. 333-255019), filed with Securities and Exchange Commission (SEC) on May 28, 2021.

The Company paid interest of $0.2 million and $0.3 million in the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the total amount borrowed was $33.9 million.

For the three and six months ended June 30, 2021, we recorded a loss of $1.2 million and $14.9 million, respectively in the condensed consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments. See Note 4, Fair Value Measurements for information about the assumptions used to measure the fair value of 2020 Term Facility Loan as of June 30, 2021.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 25, 2021, we entered into an amendment to the 2020 Term Facility Loan which modified the payment and maturity terms such that 30% of the outstanding principal was converted to ordinary shares of Rockley Photonics Holdings Limited at the closing of a business combination and merger with a SPAC and the remaining 70% will be repaid on or before August 31, 2022.

5.00% – $50.0 Million Convertible Notes

On January 11, 2021, we issued convertible loan notes for an aggregate principal amount of $50.0 million. The 5.00% – $50.0 Million Convertible Notes mature on the fifth anniversary date of the instrument and bear interest at a rate of 5.0% per annum. The 5.00% – $50.0 Million Convertible Notes contain no financial covenants. We accrued unpaid interest of $0.1 million and $0.3 million in the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the total amount borrowed was $10.3 million. The 5.00% – $50.0 Million Convertible Notes are convertible as follows:

(a)

In the event of a qualified financing even with total proceeds raised not less than $25.0 million, the outstanding principal amount and any unpaid accrued interest shall automatically convert into the most senior class of share at a conversion price being lower of 15% discount to the per share subscription price of the equity shares or the price obtained by diving $1,500.0 million by fully diluted share capital of the Company at the date of conversion;

(b)

At an exit event, redeem the outstanding principal amount and any unpaid accrued interest on the original principal or convert the outstanding principal amount of all notes and any unpaid accrued interest into the most senior class of share of the Company at a conversion price equal to the lower of 15% discount to the price per share and the price obtained by dividing $1,500.0 million by fully diluted share capital of the Company at the date of conversion;

(c)	At the maturity date, convert into the most senior class of shares at a conversion price by dividing $1,500.0 million by fully diluted share capital of the Company at the date of conversion.

We elected to account for the 5.00% – $50.0 Million Convertible Notes at fair value as of the issuance date. Management believes that the fair value option better reflects the underlying economics of the 5.0% – $50.0 Million Convertible Notes. Under the fair value election, changes in fair value are reported in the condensed consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments. For the three and six months ended June 30, 2021, we recorded a loss of $0.3 million and $0.9 million, respectively. See Note 4, Fair Value Measurements for information about the assumptions we used to measure the fair value of the 5.00% – $50.0 Million Convertible Notes.

5.00% – $25.0 Million Convertible Notes

On December 31, 2020, we issued convertible loan notes in an aggregate principal amount of $25.0 million. The 5.00% – $25.0 Million Convertible Notes mature on the fifth anniversary date of the instrument and bear interest at a rate of 5.0% per annum. The 5.00% – $25.0 Million Convertible Notes contain no financial covenants. We accrued unpaid interest of $0.3 million and $0.6 million in the three and six months ended June 30, 2021. The 5.00% – $25.0 Million Convertible Notes were convertible as follows:

(a)

In an equity qualified financing event with total proceeds raised not less than $25.0 million, the outstanding principal amount and any unpaid accrued interest shall automatically convert into the most senior class of share at a conversion price being lower of 25% discount to the per share subscription price of the equity shares or the price obtained by diving $800.0 million by fully diluted share capital of the Company at the date of conversion;

(b)

At an exit event, redeem the outstanding notes for an amount equal to 100% of the outstanding principal plus accrued interest or convert the outstanding principal amount into the most senior class of share of the Company, at a conversion price equal to the lower of 25% discount to the price per share and the price obtained by dividing $800.0 million by fully diluted share capital of the Company at the date of conversion; or

(c)

At the maturity date, convert into the most senior class of shares at a conversion price by dividing $675.0 million by the number of issued shares in the capital of the Company on a fully diluted basis or repay the amount equal to 100% of the outstanding principal amount plus any accrued interest.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We elected to account for the 5.00% – $25.0 Million Convertible Notes at fair value as of the issuance date. Management believes that the fair value option better reflects the underlying economics of the 5.00% – $25.0 Million Convertible Notes. Under the fair value election, changes in fair value are reported in the condensed consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments. For the three and six months ended June 30, 2021, we recorded a loss of $1.3 million and $5.5 million, respectively. See Note 4, Fair Value Measurements for information about the assumptions we used to measure the fair value of 5.00% – $25.0 Million Convertible Notes.

In conjunction with the 5.00% – $25.0 Million Convertible Notes, we also issued the holder 278,775 warrants (“5.0% Investor Warrants”) which are convertible into ordinary shares of the Company. The warrants have an exercise price of $0.00001 per share and will only become exercisable upon the specified conversion event. The number of shares that the warrants will convert into varies depending on the type of conversion event. The value of the warrants is embedded within the 5.00% – $25.0 Million Convertible Notes.

5.00% – $30.0 Million Convertible Notes

On January 11, 2021, we issued convertible loan notes in an aggregate principal amount of $30.0 million (the “5.00% – $30.0 Million Convertible Notes”). The 5.00% – $30.0 Million Convertible Notes mature on the fifth anniversary date of the instrument and bear interest at a rate of 5.0% per annum. The 5.00% – $30.0 Million Convertible Notes contain no financial covenants. We accrued unpaid interest of $0.4 million and $0.7 million in the three and six months ended June 30, 2021, respectively. The 5.00% – $30.0 Million Convertible Notes were convertible as follows:

(a)

In an equity qualified financing event with total proceeds raised not less than $25.0 million, the outstanding principal amount and any unpaid accrued interest shall automatically convert into the most senior class of share at a conversion price being lower of 25% discount to the per share subscription price of the equity shares or the price obtained by diving $800.0 million by fully diluted share capital of the Company at the date of conversion;

(b)

At an exit event, redeem the outstanding notes for an amount equal to the outstanding principal plus any unpaid accrued interest or convert the outstanding principal amount of all notes and any unpaid accrued interest into the most senior class of share of the Company, at a conversion price equal to the lower of a 25% discount to the price per share and the price obtained by dividing $800.0 million by fully diluted share capital of the Company at the date of conversion; or

(c)	At the maturity date, convert into the most senior class of shares at a conversion price by dividing $800.0 million by fully diluted share capital of the Company at the date of conversion.

We elected to account for the 5.00% – $30.0 Million Convertible Notes at fair value as of the issuance date. Management believes that the fair value option better reflects the underlying economics of the 5.00% – $30.0 Million Convertible Notes. Under the fair value election, changes in fair value are reported in the condensed consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments. For the three and six months ended June 30, 2021, we recorded a loss of $1.4 million and $8.4 million, respective. See Note 4, Fair Value Measurements for information about the assumptions we used to measure the fair value of the 5.00%– $30.0 Million Convertible Notes.

Paycheck Protection Program

The discussion on paycheck protection program is fully described in Note 7 of the “Notes to Consolidated Financial Statements” included in the Rockley Photonics Holdings Limited’s Registration Statement on Form S-4 (File No. 333-255019), filed with Securities and Exchange Commission (SEC) on May 28, 2021.

During June 2021, the $2.9 million of borrowings outstanding under the Paycheck Protection Program (“PPP”) Loan was forgiven in full. Forgiveness income is recorded as a component of other income, net in the condensed consolidated statements of operations and comprehensive loss.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Income Taxes

Income tax expense was $0.1 million in both the three months ended June 30, 2021 and 2020. Income tax expense was $0.2 million in both the six months ended June 30, 2021 and 2020. The effective income tax rate was less than 1.0% in the three and six months ended June 30, 2021 and 2020. Our effective tax rate differs from the U.K. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized. The income tax expense is primarily related to corporate income taxes in the United States, which operates on a cost–plus arrangements and minimum filing fees in the foreign jurisdictions where we have operations.

8.	Ordinary Shares

Ordinary shares have no liquidation preferences and entitle holders to one vote per share. Ordinary shareholders are entitled to receive non-cumulative dividends, when and if declared by our Board of Directors.

9.	Earnings per Share

The following is a calculation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Basic and diluted:
Net loss	$(30,557)	$(10,003)	$(95,334)	$(26,429)
Weighted average ordinary shares outstanding	33,922,973	33,625,899	33,850,070	33,554,441

Basic and diluted net loss per share	$(0.90)	$(0.30)	$(2.82)	$(0.79)

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of the ordinary shares outstanding plus 108,821 and 132,099 outstanding warrants for the three months ended June 30, 2021 and 2020 with a $0.01 exercise price.

For the three and six months ended June 30, 2021 and 2020, we excluded the potential effect of the following in the calculation of the diluted loss per share, as the effect would be anti-dilutive due to losses incurred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Outstanding warrants, less outstanding warrants with a $0.01 exercise price	$899,698	$842,717	899,698	842,717
Outstanding options (including performance options)	$6,700,277	$6,412,668	6,700,277	6,412,668

	7,599,975	7,255,385	7,599,975	7,255,385

10.	Stock-Based Compensation

The Company has established a number of share-based incentive plans for current employees, directors and others, which include Share Appreciation Rights (“SARs”), 2013 Share Option Plan and Warrants.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Share Appreciation Rights

As of June 30, 2021 and December 31, 2020, the Company had recorded liabilities of $0.7 million and $0.7 million related to these SARs based on their fair value of $24.70 and $20.28 per share as of June 30, 2021 and December 31, 2020, respectively. The total expense that we recognized for the SARs in the condensed consolidated statements of operations and comprehensive loss under selling, general and administrative was immaterial for the three and six months ended June 30, 2021 and 2020, respectively.

2013 Share Option Plan

As of June 30, 2021, there were 11,458,989 shares authorized for issuance under the Plan, of which 3,088,276 shares were available for grant.

The following table summarizes the stock option activity related to the 2013 Share Option Plan:

	Number of Options Outstanding	Average Exercise Price Per Share	Remaining Contractual Life (Years)	Intrinsic Value
				(In thousands)
Balances as of December 31, 2020	7,207,044	$4.94	$6.75	$110,552
Options granted	—	$—
Options exercised	(164,580)	$1.72
Options forfeited	(331,068)	$10.30
Options expired	(11,119)	$6.66

Balances as of June 30, 2021	6,700,277	$4.75	$6.16	$133,661

Options exercisable—June 30, 2021	4,989,774	$3.56	$5.31	$105,483

The aggregated intrinsic value represents the difference between the exercise price and the fair value of ordinary shares. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021 was nil since no options were granted during the period.

Stock-based compensation expense for all equity arrangements is included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Cost of revenue	$363	$870	$631	$1,341
Research and development	1,171	1,330	2,219	2,081
Selling, general and administrative	442	345	851	767

Total stock-based compensation expense	$1,976	$2,545	$3,701	$4,189

As of June 30, 2021, total unrecognized compensation expense related to unvested options granted to employees under the Company’s stock option plan was $11.9 million, which is expected to be recognized over a weighted average period of 1.2 years.

Performance Options

For the three months ended June 30, 2021 and 2020, we recognized a total expense of $0.1 million and $0.02 million in relation to the performance-based options. For the six months ended June 30, 2021 and 2020, we recognized a total expense of $0.2 million and $0.1 million. As of June 30, 2021 and December 31, 2020, there were approximately $1.0 million and $1.2 million of unrecognized stock-based compensation expense related to the performance-based options. During the six months ended June 30, 2021, no additional performance-based options were granted.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

The following table summarizes information related to our outstanding warrants. Investor Warrants in connection with the 8.00% – 2020 Convertible Notes and 5.00% – $25.0 Million Convertible Notes were excluded from the below table as they are classified as liabilities.

	Number of Warrants Outstanding	Weighted- Average Exercise Per Shares	Weighted- Average Contractual Life (Years)
Balances as of December 31, 2020	1,013,103	$7.33	$6.45
Warrants issued	18,694	$18.16
Warrants exercised	(23,278)	$0.00

Balances as of June 30, 2021	1,008,519	$7.70	$5.78

11.	Related Party Transactions

The Company formed HRT, a joint venture with Hengtong Optic-Electric Co., Ltd. in 2017, which was recognized by the Company as an equity method investment. During the three and six months ended June 30, 2021, we made no sales to HRT. During the three and six months ended June 30, 2020, we made sales to HRT of $2.5 million. As of June 30, 2021 and December 31, 2020, the balance owed by the joint venture amounted to $0.4 million and $3.3 million, respectively, and is included in accounts receivable in the accompanying balance sheets. As of June 30, 2021, there was no balance owed to the joint venture.

The Company engages two affiliate entities of the Company’s directors for consulting and administrative services. The fees incurred for these services were immaterial for the three and six months ended June 30, 2021 and 2020. As of June 30, 2020 and December 31, 2020, the amounts included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets were not considered material.

12.	Leases

The weighted average remaining lease term was 3 years for operating leases as of June 30, 2021. The weighted average discount rate was 6% for operating leases as of June 30, 2021.

Finance lease costs were immaterial for the three and six months ended June 30, 2021 and 2020. The components of operating lease cost for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Operating Lease Cost:
Fixed lease cost	$292	213	$505	426
Variable lease cost	36	81	119	121

Total operating lease cost	$328	$294	$624	$547

The supplemental cash flow information related to our operating leases is as follows (in thousands):

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$462	$454

Operating cash flows for finance leases	$—	$12

Financing cash flows for finance leases	$—	$933

Right-of-use assets obtained in exchange of lease obligations:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,187	$—

There are no finance lease liabilities as of June 30, 2021. Maturities of operating lease liabilities as of June 30, 2021, are as follows (in thousands):

Operating Leases
2021 (for the remaining period)	$582
2022	1,239
2023	931
2024	437
2025	327
Thereafter	394

Total lease obligation	$3,910
Less: Imputed interest	(408)

Total lease liabilities	$3,502
Less: Current lease liabilities	(1,020)

Total non-current lease liabilities	$2,482

13.	Commitments and Contingencies

Legal Contingencies

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. We apply accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of June 30, 2021 there are no litigations pending that could have, individually and in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Financial Commitments

In the ordinary course of business, we make commitments to third-party suppliers for various research and development activities. As of June 30, 2021 and December 31, 2020, we had $8.1 million and $3.0 million, respectively, in contractual obligations for which we have not yet received the services.

14.	Defined Contribution Plan

We have defined contribution plans, under which we contribute based on a percentage of the employees’ elected contributions. We will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general and administrative expenses and research and

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

development in the condensed consolidated statements of operations and comprehensive loss. Defined contributions were $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Defined contributions were $0.4 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

15.	Supplemental Cash Flow Information

Non-cash operating, investing, and financing activities, and supplemental cash flow information are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Supplemental Cash Flow Information:
Interest paid	$271	$45
Income tax paid	$210	$80
Non-cash Operating Activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,187	$—

	$2,187	0

Non-cash Investing Activities:
Unpaid property and equipment received	$1,163	$295

	$1,163	$295

Non-cash Financing Activities:
Unpaid deferred transaction costs	$5,201	$—

Forgiveness of Paycheck Protection Program loan	(2,860)	—

	$2,341	$—

16. Subsequent Events

Subsequent events have been evaluated through the date that these financial statements were issued.

Rockley Photonics Holdings Limited (“Holdco”) was formed on March 11, 2021 for the purpose of effecting a merger or other similar business combination with one or more operating businesses. Holdco had neither engaged in any operations nor generated significant revenue through June 30, 2021.

On March 19, 2021, the Company entered into a definitive agreement to combine with SC Health Corporation (“SC Health”), a publicly traded special purpose acquisition company. The transaction resulted in Rockley becoming a publicly traded company.

On July 22, 2021, Rockley Photonics Holdings Limited’s Form S-4 Registration Statement received a Notice of Effectiveness from the Securities and Exchange Commission (“SEC”).

On August 9, 2021, among other things, we proposed to the High Court of the United Kingdom a transfer scheme of arrangement under Part 26 of the Companies Act pursuant to which our shareholders exchanged all of Rockley Photonics Limited shares for Rockley Photonics Holdings Limited ordinary shares, at a conversion price of $10.00 per share. The transfer is conditional upon the approval of the Business Combination Agreement, the Business Combination and the Plan of Merger by SC Health shareholders.

The Business Combination was consummated on August 11, 2021 and Rockley Photonics Holdings Limited became a publicly traded company listed on the New York Stock Exchange (“NYSE”) under the symbol “RKLY”.

ROCKLEY PHOTONICS LIMITED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subsequent to the consummation of the Business Combination, the Rockley Photonics Limited and its subsidiary entities became a wholly owned subsidiary of Rockley Photonics Holdings Limited.

Immediately following the completion of the Business Combination and the related organizational transactions on August 11, 2021, the following took place:

Rockley Photonics Holdings Limited received $126.9 million in proceeds, net of underwriting discounts and commissions.

The shareholders of SC Health and Rockley Photonics Limited hold 12,339,650 and 103,916,607 shares, or approximately 9.8% and 82.3% ownership interest in Rockley Photonics Holdings Limited, respectively.

The Company’s issued and outstanding convertible loan notes (other than certain convertible notes issued in connection with the 2020 Term Facility Loan, of which 30% were converted to ordinary shares of Holdco and 70% were converted to convertible notes of Holdco that mature on August 31, 2022), inclusive of interest accrued thereon, converted into ordinary shares of Holdco at a conversion price of $10.00 per share.

The Company’s issued and outstanding warrants were converted to ordinary shares of Holdco.

In connection with the transaction, we incurred legal, accounting, and other professional fees in connection with the completion of the Business Combination. Through August 12, 2021, we have paid approximately $29.3 million of these expenses. As of August 12, 2021, approximately $14.8 million of these expenses remained unpaid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read together with Rockley’s condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and together with Rockley’s audited condensed consolidated financial statements and the related notes included in the final prospectus/proxy statement filed with the SEC pursuant to Rule 424(b)(3) on July 22, 2021. This discussion and analysis reflects our historical results of operations and financial position, and, except as otherwise indicated below, does not give effect to the Business Combination. Historic results are not necessarily indicative of future results. As used in discussion, references to “the company,” “Rockley,” “we,” “us,” and “our,” are intended to refer to the business and operations of Rockley prior to the Business Combination and the business and operations of Holdco as directly or indirectly affected by Rockley by virtue of Holdco’s ownership of Rockley following the Business Combination, unless the context clearly indicates otherwise.

Overview

We have developed a unique sensing platform that we believe can reshape the wellness and healthcare industries through multiple applications in non-invasive, multi-modal biomarker monitoring. We believe products based on our technology platform could have the potential to unlock and accelerate advancements in areas such as early disease detection, nutrition management, and preventative healthcare delivery through continuous health and wellness monitoring.

To date, we have been engaged in developing customer-specific designs of our silicon photonics chipsets for incorporation into our customers’ end products. Accordingly, all of our products are presently in the development stage and we do not currently have any of our own end products in commercial production and have not yet shipped any products commercially. Our unique sensing platform has been built upon our silicon photonics technology, which enables compelling sensor performance, power, resolution, and density. This technology has the potential to allow monitoring devices, currently the size of clinical machines, to be condensed to the size of a wearable device. We believe this in turn has the potential to unlock additional uses in consumer electronics and medical devices. The resulting combination of technologies and manufacturing know-how is the “full-stack Rockley Platform” which is made up of PICs in silicon with integrated III-V devices (devices incorporating certain conductor elements that offer superior electronic properties, such as lasers), ASICs, photonic and electronic co-packaging, together with biosensing algorithms and AI cloud analytics, firmware/software, system architecture, and hardware design.

As testament to the relevance of our product development, we have captured the attention of several consumer electronics companies and, as of the date of this quarterly report on Form 10-Q, we are engaged or in contract with entities which collectively account for over 55% market share of wearable devices (of the 55%, we have an agreement with an entity that represents 42%, an MOU with an entity that represents 5% and we are in discussions with entities which represent at least 8%) and over 50% market share of smartphone devices, based on a combination of data sourced from the Yole Report, the IDtechEx Report and the TrendForce Report, as well as our internal volume forecasts for smartphone, smart watch, and smart earbuds through 2025 (based on customer data). We plan to leverage this attention to develop new capabilities in consumer wearables in the near term, and to expand over time into medical devices and other industry applications.

Our vision is to address many pressing healthcare concerns using our technology and we believe that there exists a large market opportunity for our platform. We estimate that the TAM for the consumer wearables, mobile device, and medical device markets is projected to be over $48 billion by 2025, based on data sourced from the Yole Report, the IDtexEx Report, the TrendForce Report, and our internal volume forecasts for smartphone, smart watch, and smart earbuds through 2025 (based on customer data), as the universe of healthcare and consumer wearable devices incorporating additional sensing capabilities emerges. Our target biomarkers for consumer healthcare include lactate, alcohol, glucose (indicator), carbon monoxide, blood pressure, blood oxygen, and core body temperature, among others. Our high-performance lasers have up to 1,000,000 times higher resolution, 1,000 times higher accuracy and 100 times broader range in wavelengths compared with existing LED offerings in wearable solutions (based on product analysis undertaken by Rockley comparing the Rockley silicon photonics-based spectrometer chip to existing solutions). We believe our platform will also be able to address existing applications in consumer wearable devices with significantly higher resolution, accuracy, and range. Further, we believe there are multiple additional markets and concrete opportunities for our technology platform in areas such as data center connectivity (optical transceivers), machine vision (robotic and automotive LiDAR), and compute connectivity (co-packaged optics, or CPO).

To date, we have generated revenue primarily from NRE and development services for customer-specific designs of silicon photonics chipsets for incorporation into their customers’ end products and we have financed our operations primarily through the issuance of convertible loan notes, as well as private placements of ordinary shares. From the date of our formation through June 30, 2021 we have raised aggregate gross proceeds of approximately $290.0 million from the issuance of convertible loan notes and ordinary shares. For the six months ended June 30, 2021, we incurred a net loss of $95.3 million and utilized $54.5 million in cash to fund our operations.

We expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

•	continue to invest in our technology and our silicon photonics solutions;

•	continue to develop innovative solutions and applications for our technology;

•	commercialize our silicon photonics solutions;

•	continue to invest in our sales and marketing activities and distribution channels;

•	invest and improve our operational, financial, and management information systems;

•	increase our headcount;

•	maintain and expand our intellectual property portfolio; and

•	enhance internal functions to support our operations as a public company.

Impact of COVID-19

The COVID-19 global pandemic has prompted extraordinary measures by governments and businesses to control the spread of COVID-19 in most or all regions throughout the world. These actions have included travel bans, quarantines, and similar mandates for individuals to substantially restrict normal activities and for businesses to curtail normal operations.

The COVID–19 pandemic has adversely impacted our operational efficiency and caused delays in operational activities. During the second quarter of 2021, we continue to take cautious steps to protect our workforce, support community efforts, and follow local government guidelines. Certain key laboratory employees and facilities have continued internal testing and laboratory work to the extent necessary to service customer commitments. The remaining non-essential workforce were recommended to continue performing their duties from home. The ongoing impact will depend on the duration of the pandemic which is being mitigated by the vaccination of the general population and gradual easing of restrictions. For more information on risks associated with the COVID-19 pandemic and regulatory actions, see “Risk Factors — General Risks.”

Comparability of Financial Information

Rockley’s results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination described below.

Business Combination and Public Company Costs

On March 19, 2021, SC Health Corporation (“SC Health”), Rockley Photonics Holdings Limited (“Holdco”), Merger Sub, and the Company entered into a definitive Business Combination Agreement pursuant to which Holdco to acquire all of the issued and outstanding equity interest of the Company and SC Health. Merger Sub, a newly formed subsidiary of Holdco, merged with and into SC Health, with SC Health surviving the merger. Merger Sub ceased to exist and SC Health became a wholly owned subsidiary of Holdco.

On August 9, 2021, among other things, we proposed to the High Court of the United Kingdom a transfer scheme of arrangement under Part 26 of the Companies Act pursuant to which our shareholders exchanged all of Rockley Photonics Limited shares for Rockley Photonics Holdings Limited ordinary shares, at a conversion price of $10.00 per share. The transfer was conditional upon the approval of the Business Combination Agreement, the Business Combination and the Plan of Merger by SC Health shareholders.

The Business Combination was consummated on August 11, 2021. Holdco became a publicly traded company listed on the New York Stock Exchange (“NYSE”) under the symbol “RKLY” on August 12, 2021.

Consideration for the Business Combination consisted of ordinary shares of Holdco issued in exchange for all outstanding ordinary shares of the Company and SC Health, determined on a fully diluted basis, as if all of the Company’s issued and outstanding convertible loan notes (other than certain convertible notes issued in connection with the Company’s term facility with Argentum Securities Ireland plc, of which 30% was converted to ordinary shares of Holdco prior to the Scheme becoming effective and 70% was converted to convertible notes of Holdco that will mature on August 31, 2022), inclusive of interest accrued thereon, converted into ordinary shares of Holdco at a conversion price of $10.00 per share, and options exercisable for Holdco ordinary shares issued in exchange for all outstanding options exercisable for Rockley ordinary shares.

The following expenses were incurred upon closing of the Business Combination:

•	Total non-recurring transaction costs estimated at approximately $44.1 million, of which the Company expects approximately $1.0 million to be expensed; and

•	The payment of deferred legal fees, underwriting commission, and other costs in connection with the initial public offering.

Pursuant to the Business Combination Agreement, the aggregate consideration, consisting of ordinary shares of Holdco issuable to the Company security holders following a stock split at Holdco, will be the number of Holdco ordinary shares that results from dividing $1,148,114,113 by 10.

Concurrently with the execution of the Business Combination Agreement, SC Health and Holdco entered into Investor Subscription Agreements with certain investors, including, among others, the Sponsor Related PIPE Investor. Pursuant to the Investor Subscription Agreements, each investor agreed to subscribe for and purchase, and Holdco agreed to issue and sell an aggregate of 14,790,000 Holdco ordinary shares, at $10.00 per share, for an aggregate commitment amount of $147,900,000.

Also, concurrently with the execution of the Business Combination Agreement, SC Health and Holdco entered into Individual Subscription Agreements with three individuals pursuant to which Holdco agreed to issue and sell an aggregate of 210,000 Holdco ordinary shares, at $10.00 per share, for an aggregate commitment amount of $2,100,000. These three individuals are existing shareholders of the Company.

PIPE Financing; Accounting for the Business Combination

The Business Combination was accounted for as a forward recapitalization in accordance with GAAP. Under this method of accounting, SC Health was treated as the acquired company for financial reporting purposes, and the Company was treated as the accounting acquirer. In accordance with this accounting, the Business Combination was treated as the equivalent of the Company issuing stock for the net assets of SC Health, accompanied by a recapitalization. The net assets of SC Health were stated at historical costs, with no goodwill or other intangible assets recorded, and operations prior to the Business Combination will be those of the Company. The Company has been deemed the accounting acquirer for purposes of the Business Combination based on an evaluation of the following facts and circumstances:

•

Rockley’s existing shareholders will hold a majority ownership interest in Holdco, irrespective of whether or not existing shareholders of SC Health exercise their right to redeem their ordinary shares of SC Health;

•	Rockley’s existing senior management team will comprise senior management of Holdco;

•	Rockley’s is the larger of the companies based on historical operating activity and employee base; and

•	Rockley’s operations will comprise the ongoing operations of Holdco.

As a consequence of the Business Combination, Holdco became an SEC-registered and NYSE-listed company, which will require it to hire additional talent and implement procedures and processes to address public company regulatory requirements and customary practices. Holdco expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including, without limitation, the following:

Resource Constraints

Our products are currently under development and we do not have any products in commercial production. Our ability to achieve our product roadmaps and development timelines, including our ability to commence commercial production of our products, may be impacted by resource constraints, including the need for additional capital. We have a history of losses and our determination of substantial doubt as a going concern could materially limit our ability to raise additional funds through the issuance of equity securities or otherwise. Further, our products must also meet certain technical standards and customer requirements, which in turn require additional funds and other resources. Additional financing and resources may not be available to us when needed or on commercially reasonable terms.

Ability to Achieve Design Wins or Long-Term Production Contracts

We may engage in discussions with customers and co-develop products but we may not be able to convert the relationship into a design win or a long-term production contract due to resource constraints, delays, or technical challenges. We work closely with our customers and potential customers to understand their product roadmaps and strategies. Our customers also continuously develop new products in existing and new application areas. We believe achieving design wins and the ability to secure long-term production contracts will be critical to our future success. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win with no assurance that our products will be selected. The failure to secure a design win or long-term production contract could adversely affect our business.

Customer Orders and Forecasts

We currently anticipate that sales of our future products will be made pursuant to standard purchase orders, which may be cancelled, reduced, or rescheduled with little or no notice and without penalty. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers, including if and when we commence commercial production of our products, could expose us to the risks of inventory shortages or excess inventory.

Pricing and Customer Demand

We expect our operating results, including if and when we commence commercial production of our products, will be impacted by the pricing of our products, our average selling prices, and fluctuations in customer purchasing volumes. If and when we begin commercial production of our products, we may not be able to fulfill customer demand in a timely manner or at all. We monitor and work to reduce our product manufacturing costs and improve the potential value our products can provide to our customers’ end products. The cost of raw materials and components critical for the manufacture of our anticipated products is largely out of our control and may fluctuate significantly. Since we rely on third-party wafer foundries and assembly and test contractors to manufacture, assemble, and test our products, we maintain a close relationship with our suppliers to improve quality, increase yields, and lower manufacturing costs.

New Markets and Applications

As we evaluate potential markets and applications for the products we are developing, we analyze forecasts by industry analysts, the adoption curve of technology, and potential competing forces that could hinder such adoption. If we fail to anticipate or respond to technological shifts or market demands, or to timely develop products or technologies in response to the same, it could result in our inability to achieve revenue growth and could harm our business and operations.

Cyclical Nature of the Semiconductor Industry

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. Downturns in the semiconductor industry have been characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Any prolonged or significant downturn in the semiconductor industry generally could adversely affect our business and reduce demand for our products and otherwise harm our financial condition and results of operations.

See the “Risk Factors” section of this quarterly report on Form 10-Q for additional discussion of the risks and challenges facing our business.

Basis of Presentation

Currently, we conduct business through one operating and reportable segment. All long-lived assets are maintained in, and all losses are attributable to the one segment.

Components of Results of Operations

The following discusses certain line items in Rockley’s condensed consolidated statements of operations.

Revenue

To date, we have primarily generated revenue from development services, which entail developing customer-specific designs of silicon photonics chipsets. Our contracts with customers include specific achievement of agreed-upon projects and a substantive acceptance criteria for each agreed-upon project. In the event an agreed-upon project is successful and the customer provides acceptance, we allocate the contract consideration related to the performance obligations that are satisfied during the period and recognize the revenue at that point in time.

Following the completion of our product development phase and introduction of our spectra-sense chipsets to the wearable devices market, we expect the majority of our revenue to be derived from sales of high-volume consumer wearable products. In addition, we plan to offer advanced module applications with biomarker detection capabilities for advanced health metrics that can detect, classify, and potentially prevent disease. We also expect to offer a cloud analytics platform to provide a full range of subscription services, including the deployment of our technology through a subscription and cloud-based software as a service.

Cost of Revenue

To date, our cost of revenue has included cost related to our development services, which include cost of materials, cost associated with packaging and assembly, testing and shipping, cost of talent, including stock-based compensation, and equipment associated with manufacturing support, logistics, and quality assurance, overhead, and occupancy costs. Once we commence commercial production of our silicon photonics chipsets, cost of revenues will include direct parts, material, and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistics costs, and reserves for estimated warranty expenses.

Gross Profit and Gross Margin

Gross profit is calculated based on the difference between our revenue and cost of revenue. Gross margin is the percentage obtained by dividing gross profit by our revenue. As we approach commercial production of spectra-sense chipsets, advanced module applications, and Rockley Photonics Cloud Analytics technology, we expect our gross profit and gross margin to vary.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses consist of human capital related expenses for employees involved in general corporate functions, including executive management and administration, accounting, finance, tax, legal, information technology, marketing, and human resources; depreciation expense and rent relating to facilities; travel costs; professional fees; and other general corporate costs. Human capital expenses primarily include salaries, benefits, bonuses, and stock-based compensation. We expect our selling, general and administrative expense to increase in absolute dollars for the foreseeable future as we increase our headcount to support the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional general and director and officer insurance expenses, investor relations activities, and other administrative and professional services.

Research and Development Expense

Research and development expense consists primarily of talent costs for engineers and third parties engaged in the design and development of products, software, and technologies, including salary, bonus, and stock-based compensation expense, project material costs, services, and depreciation of our research and development facilities and equipment. We expense research and development costs as they are incurred. Research and development expense also includes the research and development tax credits that we are able to claim in accordance with the relevant U.K. tax legislation. These tax credits are payable to us in cash and are carried on the consolidated balance sheets at the amount claimed and expected to be received from the U.K. government within the next 12 months. We expect research and development expense to increase in absolute dollars as we continue to invest in the development of our products and technology.

Other income (Expense)

Other income consists of miscellaneous non-operating items, such as forgiveness of debt and related accrued interest.

Interest Income (Expense)

Interest income consists primarily of interest received or earned on our cash, cash equivalents, and investment balances held in interest-bearing deposit accounts. Interest expense consists of interest paid on our convertible loan notes and capital lease obligations.

Equity Method Investment

Equity method investments consist of entities over which we have significant influence but not control or joint control. Under the equity method of accounting, all of our investments are initially recognized at cost and adjusted thereafter to recognize our share of the post-acquisition profits or losses of the investee in our consolidated statements of operations.

Change in Fair Value of Debt Instruments

Gains or losses from the change in fair value of debt instruments are recorded from the remeasurement of the fair value of our convertible loan notes using discounted cash flow and binomial lattice methodologies based upon certain valuation assumptions.

Gain (Loss) on Foreign Currency

We have significant international operations that are denominated in foreign currencies, primarily the British Pound and Euro, subjecting us to foreign currency exchange risk that may adversely impact our financial results. We calculate the year-over-year impact of foreign currency movement on our business using foreign currency exchange rates that are applied to transactional currency amounts.

Provision for Income Tax

We are subject to income taxes in the United Kingdom, the United States, Finland, Ireland, and Switzerland. Our income tax provision consists of an estimate of federal, state, and foreign income taxes based on enacted federal, state, and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. Due to cumulative losses, we maintain a valuation allowance against our U.S. federal and foreign deferred tax assets.

Results of Operations for the Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,195	$7,881	$3,966	$14,544
Cost of revenue	4,549	6,522	8,283	13,085

Gross profit	(2,354)	1,359	(4,317)	1,459

Operating expenses:
Selling, general and administrative expenses	6,715	3,604	14,020	7,249
Research and development expenses	17,551	7,746	33,531	16,217

Total operating expenses	24,266	11,350	47,551	23,466

Loss from operations	(26,620)	(9,991)	(51,868)	(22,007)
Other income (expense):
Other income, net	2,860	—	2,860	—
Interest expense, net	(179)	(34)	(326)	(74)
Equity method investment loss	(597)	(102)	(760)	(252)
Change in fair value of debt instruments	(6,008)	312	(45,661)	(2,222)
Gain (loss) on foreign currency	97	(108)	631	(1,654)

Total other income (expense)	(3,827)	68	(43,256)	(4,202)

Loss before income taxes	(30,447)	(9,923)	(95,124)	(26,209)
Provision for income tax	110	80	210	220

Net loss and comprehensive loss	$(30,557)	$(10,003)	$(95,334)	$(26,429)

Discussion and Analysis of Results of Operations

Revenue (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue	$2,195	$7,881	$(5,686)	(72)%	$3,966	$14,544	$(10,578)	(73)%

Revenue decreased by $5.7 million, or 72%, to $2.2 million for the three months ended June 30, 2021 from $7.9 million for the three months ended June 30, 2020. Revenue decreased by $10.6 million, or 73%, to $4.0 million for the six months ended June 30, 2021 from $14.5 million for the six months ended June 30, 2020. This decrease is primarily driven by an ongoing backlog of project deliverables in fiscal 2021 when compared to fiscal 2020 where we completed and delivered on project milestones for our significant customers.

Cost of Revenue and Gross Profit (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cost of revenue	$4,549	$6,522	$(1,973)	(30)%	$8,283	$13,085	$(4,802)	(37)%
Gross Profit	$(2,354)	$1,359	$(3,713)	(273)%	$(4,317)	$1,459	$(5,776)	(396)%
Gross Margin	(107)%	17%	NM	NM	(109)%	10%	NM	NM

NM – Not meaningful

Cost of revenue decreased by $2.0 million, or 30%, to $4.5 million for the three months ended June 30, 2021 from $6.5 million for the three months ended June 30, 2020. This decrease in cost of revenue was primarily driven by a decrease of $2.5 million from engineering, fab partner, and stock-based compensation costs. The decrease was partially offset by $1.0 million in research and development tax credits and grants we received in 2021 compared to the prior period due to lower claims for our research and development activities. Gross profit decreased by $3.7 million, or 273% to $(2.4) million for the three months ended June 30, 2021 from $1.4 million for the three months ended June 30, 2020. The decrease in gross profit was primarily driven by an overall decrease in revenue for the three months ended June 30, 2021 and higher costs incurred on product development activities.

Cost of revenue decreased by $4.8 million, or 37%, to $8.3 million for the six months ended June 30, 2021 from $13.1 million for the six months ended June 30, 2020. This decrease in cost of revenue was primarily driven by a decrease of $6.0 million from engineering, fab, partner and stock-based compensation costs. The decrease was partially offset by $1.8 million in research and development tax credits and grants we received in 2021 compared to the prior period where our claims for tax credits for our research and development activities were lower. Gross profit decreased by $5.8 million, or 396% to $(4.3) million for the six months ended June 30, 2021 from $1.5 million for the six months ended June 30, 2020. The decrease in gross profit was primarily driven by a decrease in revenue for the six months ended June 30, 2021 and higher costs incurred on product development activities. Our revenue is recognized at the achievement of milestones and is not necessarily aligned with the timing of costs we incur.

Our gross margin has fluctuated and may fluctuate from period to period based on a number of factors, including the timing of completion of project milestones with each project requiring differing levels of time and costs. The projects we undertake are determined by our customer commitments and our long-term strategy goals.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Selling, general and administrative expenses	$6,715	$3,604	$3,111	86%	$14,020	$7,249	$6,771	93%

Selling, general and administrative expenses increased by $3.1 million, or 86%, to $6.7 million for the three months ended June 30, 2021 from $3.6 million for the three months ended June 30, 2020. The increase was primarily due to general corporate growth, of which $0.7 million was from additional professional fees related to accounting, legal and audit matters, and $1.5 million and $0.1 million were due to increased human capital and stock-based compensation costs, respectively.

Selling, general and administrative expenses increased by $6.8 million, or 93%, to $14.0 million for the six months ended June 30, 2021 from $7.2 million for the six months ended June 30, 2020. The increase was primarily due to general corporate growth, of which $2.9 million was from additional professional fees related to accounting, legal and audit matters, and $2.2 million and $0.1 million were due to increased human capital and stock-based compensation costs, respectively.

Research and Development Expenses (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Research and development expenses	$17,551	$7,746	$9,805	127%	$33,531	$16,217	$17,314	107%

Research and development expenses increased by $9.8 million, or 127%, to $17.6 million for the three months ended June 30, 2021 from $7.7 million for the three months ended June 30, 2020. The increase was primarily attributable to growth of $3.6 million from engineering, fab partner, and engineering research and development headcount. This also led to an increase in human capital and stock-based compensation expenses of $4.4 million and $0.2 million, respectively. The increase was partially offset by a decrease of $0.9 million in research and development tax credits and grants we received in 2021 compared to the prior period due to lower claims for our research and development activities.

Research and development expenses increased by $17.3 million, or 107%, to $33.5 million for the six months ended June 30, 2021 from $16.2 million for the six months ended June 30, 2020. The increase was primarily attributable to growth of $8.6 million from engineering, fab partner, and engineering research and development headcount. This also led to an increase in human capital and stock-based compensation expenses of $6.6 million and $0.8 million, respectively. The increase was partially offset by a decrease of $1.4 million in research and development tax credits and grants we received in 2021 compared to the prior period due to lower claims for our research and development activities.

Other income, net (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Other income, net	2,860	—	$2,860	100%	$2,860	$—	$2,860	100%

Other income, net during the three and six months ended June 30, 2021 consisted of debt forgiveness of the $2.9 million PPP Loan and related accrued interest.

Interest Expense, net (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Interest expense, net	$(179)	$(34)	$(145)	426%	$(326)	$(74)	$(252)	341%

Change in interest expense, net was immaterial for the three months ended June 30, 2021 and 2020.

Interest expense, net increased by $0.1 million and $0.3 million, or 426% and 341%, for the three and six months ended June 30, 2021, respectively, when compared to the same periods of fiscal 2020. The increase was primarily driven by an increase in our outstanding convertible loan balance in 2021.

Equity Method Investment Loss (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Equity method investment loss	$(597)	$(102)	$(495)	485%	$(760)	$(252)	$(508)	202%

Change in equity method investment captures our share of losses of the investment in Hengtong Rockley Technology Co., Ltd (“HRT”) according to our percentage of ownership.

Change in Fair Value of Debt Instruments (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Change in fair value of debt instruments	$(6,008)	$312	$(6,320)	(2,026)%	$(45,661)	$(2,222)	$(43,439)	1,955%

Change in fair value of debt instruments captures losses from a change in fair value estimates using discounted cash flow and binomial lattice methodologies that are based upon a set of valuation assumptions. The key assumptions used in valuation include default rates from historical performance, risk-free rates, expected volatility rates, and discount rates that reflect estimates of the rates of return that investors would require when investing in other convertible debt with similar characteristics. The change in fair value of debt instruments is a result of the difference in value between the initial issuance and subsequent fair value measurements.

Gain (Loss) on Foreign Currency (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Gain (loss) on foreign currency	$97	$(108)	$205	(190)%	$631	$(1,654)	$2,285	(138)%

Change in gain (loss) on foreign currency captures losses from the impact of foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. During the three and six months ended June 30, 2021 and 2020, most of our balances are held in the reporting currency, which decrease the impact of foreign currency fluctuations on the results of our operations.

Provision for Income Tax (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Provision for income tax	$110	$80	$30	38%	$210	$220	$(10)	(5)%

Change in provision for income tax expense was immaterial for the three and six months ended June 30, 2021 and 2020. The effective income tax rate was less than 1.0% for the three and six months ended June 30, 2021 and 2020. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized. The income tax expenses shown above are primarily related to corporate income taxes in the United States, which operates on a cost-plus arrangement and minimum filing fees in the foreign jurisdictions where we have operations.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operational performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively and in context, may be helpful to investors in assessing our operating performance and trends and in comparing our financial measures with those of comparable companies which may present similar non-GAAP financial measures.

Limitations of Non-GAAP Measures

These non-GAAP financial measures are not prepared in accordance with GAAP, are supplemental in nature, and are not intended, and should not be construed, as the sole measure of our performance, and should not be considered in isolation from or as a substitute for comparable financial measures prepared in accordance with GAAP. There are a number of limitations related to EBITDA and Adjusted EBITDA, including the following:

•

EBITDA and Adjusted EBITDA exclude certain recurring, non-cash charges, such as depreciation of property and equipment and/or amortization of intangible assets. While these are non-cash charges, we may need to replace the assets being depreciated and amortized in the future and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect cash requirements for these replacements or new capital expenditure requirements.

•	EBITDA and Adjusted EBITDA do not reflect interest expense, net, which may constitute a significant recurring expense in the future.

•

Adjusted EBITDA excludes stock-based compensation, which may constitute a significant recurring expense in the future, as equity awards are expected to continue to be an important component of our compensation strategy.

•	Future expenses may be similar to the non-recurring special items that are excluded from Adjusted EBITDA.

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

EBITDA and Adjusted EBITDA

We define “EBITDA” as net loss before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for stock-based compensation, non-capitalized transaction costs, and other non-recurring special items determined by management that are not considered representative of our underlying operating performance. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA or Adjusted EBITDA in the same fashion.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of our net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss	$(30,557)	$(10,003)	$(95,334)	$(26,429)
Interest expense, net	179	34	326	74
Provision for income tax	110	80	210	220
Depreciation and amortization	1,069	706	1,999	1,395

EBITDA	(29,199)	(9,183)	(92,799)	(24,740)
Non-capitalized transaction costs*	79	30	1,040	30
Stock-based compensation	1,976	2,545	3,701	4,189
Equity-method investment loss	604	102	491	252
Change in fair value of debt instruments	6,008	(312)	45,661	2,222
Forgiveness of PPP loan	(2,860)	—	(2,860)	—

Adjusted EBITDA	$(23,392)	$(6,818)	$(44,766)	$(18,047)

*	Non-capitalized transaction costs include non-recurring expense related to the issuance of convertible loan notes in 2021 and the Business Combination.

Liquidity and Capital Resources

Due to Rockley’s history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, management concluded that there is substantial doubt about Rockley’s ability to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2020 as to the substantial doubt about our ability to continue as a going concern. Since inception, Rockley has financed its operations primarily through the issuance and sale of convertible loan notes, ordinary shares and agreed-upon projects. As of June 30, 2021 and December 31, 2020, the cash and cash equivalents balance was $35.4 million and $19.2 million, respectively.

As of the date of this quarterly report on Form 10-Q, we have yet to generate any material revenue from our business operations. Based on current cash on hand, management’s plan to continue as a going concern includes raising additional financing, specifically through the Business Combination and PIPE Financing to satisfy our minimum cash requirements for at least the next 12 months. The funds raised through the Business Combination and PIPE Financing will be used to support our core business operations and overall growth of our business and to execute our current growth strategies. Upon the consummation of the Business Combination and PIPE Financing, we plan to control the timing and extent of certain discretionary operating and planned capital expenditures. Accordingly, absent the funds to be raised upon completion of the Business Combination and PIPE Financing, management has concluded that substantial doubt exists about our ability to continue as going concern.

Upon the consummation of the Business Combination and the PIPE Financing, we received approximately $126.9 million of cash, net of transaction costs, which will be used to fund our future capital and liquidity needs in order to support our core business operations and overall growth of our business and to execute our current growth strategies.

As of the date of this quarterly report on Form 10-Q, management believes that the cash that may be generated by the closing of the of the Business Combination and the PIPE Financing will be sufficient to fund both our cash needs for the execution of our business strategy at least the next 12 months, including (1) investing in research and developments activities, including completion and commercialization of our wearables, smart phone and point-of-care technologies, (2) investing in backend processing, intellectual property protection, quality control and process, (3) expanding sales and marketing activities, and (4) pursuing strategic partnerships. However, our anticipated cash needs could vary materially and negatively as a result of a number of factors, including:

•	Timing and the costs involved in bringing our products to market;

•	Anticipated customer contracts and design wins may not materialize;

•	Delay in launching our products due to technical challenges from our customers or our product development team;

•	Pricing and the volume of sales of our products may be different from our forecast;

•	Execution delays due to resources constraints;

•	Assisting our fab partners with expansion of production capacity;

•	The cost of maintaining, expanding and protecting our intellectual property portfolio, including litigation costs and liabilities;

•	The cost of additional general and administrative talent, including accounting and finance, legal and human resources, as a result of becoming a public company; and

•	Rockley’s additional investment requirement needed for Hengtong Rockley Technology Co., Ltd. to be self-sufficient; and

•	Other risks discussed in the section entitled “Risk Factors.”

If we do not generate sufficient revenue, we will be required to explore various options to fund future cash needs through sale of additional equity, debt financing, and others. There can be no assurance that any such issuance of equity securities, debt financing or other means of financing will be available in the future, or the terms of any such financing will be acceptable to us. If we raise funds by issuing equity securities, there will be dilution to the existing shareholders. Any equity securities issued may also provide for rights, preferences, or privileges senior to those holders of ordinary shares. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to the holders of ordinary shares. The term of debt securities or borrowing could impose significant restriction on our operations. The credit market and financial service industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.

Historical Cash Flows

For the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020
(in thousands)
Net cash used in operating activities	$(54,457)	$(13,106)
Net cash used in investing activities	(3,322)	(3,150)
Net cash provided by financing activities	73,946	13,915

Net increase (decrease) in cash and cash equivalents	$16,167	$(2,341)

Cash Flows from Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $54.5 million, primarily consisting of net losses of $95.3 million, adjusted by non-cash depreciation and amortization of $2.0 million, bad debt expense of $0.4 million, stock-based compensation of $3.7 million, equity-method investment loss of $0.5 million, and a loss related to the change in fair value of debt instruments of $45.7 million. Changes in assets and liabilities for the six months ended June 30, 2021 included the following: decreases in accounts receivable and other current assets, offset by increases in other receivables, prepaid expenses, trade payables and accrued expenses.

During the six months ended June 30, 2020, net cash used in operating activities was $13.1 million, primarily consisting of net losses of $26.4 million, adjusted by non-cash depreciation and amortization of $1.4 million , stock-based compensation of $4.2 million, equity-method investment loss of $0.3 million, and a loss related to the change in fair value of debt instruments of $2.2 million. Changes in assets and liabilities for the six months ended June 30, 2020 included the following: increases in accounts receivable and accrued expenses, offset by decreases in other receivables, prepaid expenses, other current assets, and trade payables.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.3 million for the six months ended June 30, 2021, primarily related to the purchases of property and equipment to be used in the ordinary course of business. Net cash used in investing activities was $3.2 million for the six months ended June 30, 2020, primarily related to the investment in our HRT of $2.5 million and the remaining $0.7 million was related to purchases of property and equipment to be used in the ordinary course of business.

Cash Flows from Financing Activities

Net cash provided by financing activities was $73.9 million for the six months ended June 30, 2021, primarily consisting of proceeds received for convertible loan notes and payments made for debt issuance costs. Net cash provided by financing activities was $13.9 million for the six months ended June 30, 2020, primarily consisting of proceeds received for convertible loan notes and Paycheck Protection Program.

Contractual Obligations and Commitments

Purchase obligations include commitments to third-party suppliers for various research and development activities. As of June 30, 2021, we had $8.1 million in contractual obligations for which we have not yet received services.

Off-Balance Sheet Arrangements

Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

Please refer to Note 1 of our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Our actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in Note 1 of our condensed consolidated financial statements included in this quarterly report on Form 10-Q, we believe that the following accounting policies are most critical to understanding our financial condition and historical and future results of operations:

•	Revenue recognition;

•	Equity valuations;

•	Fair value of financial instruments and fair value measurements; and

•	Income taxes

Revenue Recognition

We generate revenue principally from development services, which entails developing customer-specific designs of photonics chipsets. Our contracts with customers include specific achievement milestones and a substantive acceptance criteria for each milestone. In the event a milestone is achieved and the customer provides acceptance, we allocate the contract consideration related to the performance obligations that are satisfied during the period and recognize the revenue at that point in time.

Equity Valuations

As there is not a market for the Company’s equity, valuations of the Company’s equity instruments require the application of significant estimates, assumptions, and judgment. These valuations impact various amounts reported in the Company’s financial statements, inclusive of the recognition of equity-based compensation and fair value of convertible loan notes. The following discussion provides additional detail regarding the significant estimates, assumptions, and judgment that impact the determination of the fair values of equity-based compensation awards, warrants, and the ordinary shares that comprises the Company’s capital structure. The following discussion also explains why these estimates, assumptions, and judgments could be subject to uncertainties and future variability.

Equity-Based Compensation, Warrants

The Company estimates the grant date fair value of stock options, warrants, and restricted stock awards granted to employees, non-employees and directors and uses the estimated fair values to measure and recognize the costs for services received in exchange for the grants.

The Company uses the Black-Scholes option-pricing model in order to estimate the fair values of both time-based stock option awards and warrants. Estimating the fair value of stock options and warrants using the Black-Scholes option-pricing model requires the application of significant assumptions, such as the fair value of our underlying ordinary shares, the estimated term of the option, the risk-free interest rates, the expected volatility of the price of our ordinary shares and the expected dividend yield. Each of these assumptions is subjective, require significant judgment, and is based upon management’s best estimates. If any of these assumptions were to change significantly in the future, equity-based compensation for future awards may differ significantly, as compared with awards previously granted.

The assumptions and estimates applied by the Company to derive the inputs for inclusion in the Black-Scholes pricing model are as follows:

•	Fair value of ordinary shares—see “Ordinary shares Valuations” discussion below;

•

Expected Term—This is the period that the options or warrants that have been granted are expected to remain unexercised. The Company employs the average period the stock options and warrants are expected to remain outstanding;

•

Volatility—This is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As the Company does not yet have sufficient history of its own volatility, management has identified several guideline comparable companies and estimates volatility based on the volatility of those companies;

•	Risk-Free Interest Rate—This is the U.S. Treasury rate, having a term that most closely resembles the expected life of the stock option or warrant; and

•	Dividend Yield—The Company has not and does not expect to pay dividends on its ordinary shares in the foreseeable future.

Convertible Loan Notes

The Company estimates the fair value of convertible loan notes held by its investors at issuance of the note and also at each reporting period-end by using the estimated fair values of the ordinary shares and recognizing changes in the fair value of the note in the Company’s statement of operations and comprehensive loss. The Company determines the conversion option component by using the binomial lattice approach which requires the application of significant assumptions, such as the fair value of our underlying ordinary shares, the risk-free interest rates, the expected volatility of the price of our ordinary shares and the implied discount yield. Each of these assumptions is subjective, require significant judgment, and is based upon management’s best estimates, and may impact the change in fair value of the convertible loan note that is recognized in the Company’s statement of operations and comprehensive loss.

Ordinary Shares Valuations

The Company uses valuations of its ordinary shares for various purposes, including, but not limited to, the determination of the exercise price of stock options and warrants and inclusion in the Black-Scholes option pricing model. The Company also uses valuations of its ordinary shares for determining the fair value of its convertible loan notes. As a privately held company, the lack of an active public market for our ordinary shares requires our management and board of directors to exercise reasonable judgment and consider a number of factors in order to make the best estimate of fair value of our equity. We engaged the assistance of a third-party valuation specialist to determine the fair value of the ordinary shares by first estimating the fair value of our total enterprise value and total equity value using a combination of the income approach and guideline transaction method. Estimating our total enterprise value and total equity value requires the application of significant judgment and assumptions. Factors considered in connection with estimating these values:

•	Rockley’s historical financial results and future financial projections;

•	The lack of marketability of Rockley’s ordinary shares;

•	The likelihood of achieving a liquidity event, such as an initial public offering or business combination, given prevailing market conditions;

•	Industry outlook; and

•	General economic outlook, including economic growth, inflation and unemployment, interest rate environment and global economic trends.

The fair value ultimately assigned to our ordinary shares may take into account any number or combination of the various factors described above, based upon their applicability at the time of measurement. Determination of the fair value of our ordinary shares may also involve the application of multiple valuation methodologies and approaches, with varying weighting applied to each methodology as of the grant date. Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows; discount rates; market multiples; the selection of comparable companies; and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our ordinary shares. During 2020, the estimated fair value of our ordinary shares fluctuated between $10.433 and $20.280 per share, the later fair value primarily reflecting our progress towards a business combination. The necessary steps undertaken to prepare for the Business Combination included meeting with SC Health and investment bankers, discussing timing expectations, and negotiating the preliminary Letter of Intent between SC Health and the Company. A Letter of Intent related to the Business Combination was signed by both parties in January 2021 reflecting an increased likelihood of a near-term exit transaction and/or liquidity event. The valuation of the Company’s equity as of December 31, 2020 took into consideration the indicated equity value implied in the signed Letter of Intent. While the December 31, 2020 valuation incorporated equity values based upon the traditional income approach consisting of the discounted cash flow method, the valuation also incorporated the equity value implied by the planned Business Combination transaction. Accordingly, the valuation applied the probability-weighted expected return method (PWERM) to weigh the indicated equity value determined under the traditional income approach and the equity value implied by our planned Business Combination. Based upon management’s determination that there was a high probability that the Business Combination would occur, a higher weighting was assigned to the implied value of the negotiated Business Combination transaction.

As of June 30, 2021, the Company estimated fair value of ordinary shares to be $24.70 per share, which represents an increase in value when compared to the ordinary shares value of $20.28 per share determined as of December 31, 2020. While the June 30, 2021 valuation incorporated equity values based upon the interpolation and income approach consisting of the discounted cash flow method, the valuation also incorporated the equity value implied by the planned Business Combination, which was consummated on August 11, 2021. Accordingly, the valuation applied a calibration approach to determine the implied internal rate of return of the recent Series E round as of the investment date and discount rate in order to calculate the company-specific risk premium of the Series E round of financing. Based upon management’s assumption that the Business Combination would occur, a higher weighting was assigned to the implied value of the negotiated Business Combination transaction.

Equity-based grants and issuance of convertible loan notes occur throughout the year. However, the valuation of the ordinary shares is performed at specific points in the fiscal year such as the end of the fiscal quarter or fiscal year. Therefore, to determine the fair value of the ordinary shares at points in time in between valuation dates, management interpolated the change in the fair value of our ordinary shares to derive a fair value between valuation dates.

Upon consummation of the Business Combination, we exchanged approximately 0.403 of our ordinary shares for each SC Health common share equivalent, determined based upon the number shares of our ordinary shares that would be outstanding if each outstanding share of our warrants and all of our convertible loan notes were to convert to our ordinary shares immediately prior to the merger. Accordingly, the indicated fair value of our equity based upon the terms of the Business Combination was $1.2 billion. Following the Business Combination with SC Health, it will not be necessary for our management and its board of directors to estimate the fair value of our ordinary shares, as the ordinary shares of the combined company will be traded on the NYSE.

Fair Value of Financial Instruments and Fair Value Measurements

We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. For debt instruments for which we have elected fair value accounting, fair value is based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Where available, fair value is based on or derived from observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. For debt instruments for which we have not elected fair value accounting, fair value is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and our creditworthiness. The carrying value of these debt instruments approximates fair value as the stated interest rate approximates market rates currently available to us.

Income Taxes

We record income tax expense for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of asset and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record valuation allowances to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized. Its assessment considers the realization of deferred tax assets on a jurisdictional basis. We recognize the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The income tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, we had cash and cash equivalents of $35.4 million, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents. We are also exposed to interest rate risk relating to our convertible debt instruments. We carry these instruments at face value in our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. For additional details related to our debt, see Note 6, Long Term Debt to our condensed consolidated financial statements included in this report.

Foreign Currency Risk

The functional currency of our operations is the United States dollar. We conduct operations in the United Kingdom, as well as various parts of Europe, and as such we are exposed to foreign currency risk. Currently, we do not use foreign currency forward contracts to manage exchange rate risk, as the amount subject to foreign currency risk has no material impact to our overall operations and results.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in change SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, any material legal proceeding threatened against us or any of our officers or directors in their capacity as such.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should carefully consider the risks and uncertainties described below, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we faced. Additional risks and uncertainties that we are unaware of, or that we currently believed are not material, may also become important factors that adversely affect our business. If any of the following risks or other not specified below materialize, our business financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our ordinary shares could decline.

As used in the risks described in this subsection, references to “the company,” “Rockley,” “we,” “us,” and “our,” are intended to refer to the business and operations of Rockley prior to the Business Combination and the business and operations of HoldCo as directly or indirectly affected by Rockley by virtue of HoldCo’s ownership of Rockley following the Business Combination, unless the context clearly indicates otherwise.

Risks Related to Rockley’s Business and Industry

Rockley has incurred net losses since inception and expects to continue to incur losses for the foreseeable future. If Rockley does not fully develop or commercialize its products and services, including its silicon photonics chipsets, or if such products and services experience significant delays, Rockley’s business, financial condition, and results of operation will be materially and adversely affected and Rockley may never achieve or sustain profitability.

Rockley has to date generated revenue primarily from non-recurring engineering (“NRE”) and development services for customer-specific designs of silicon photonics chipsets for incorporation into its customers’ end products. Rockley incurred a net loss of $30.6 million and $95.3 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, Rockley had an accumulated deficit of $328.2 million. Rockley believes that it will continue to incur operating and net losses for the foreseeable future, including for a period of time after commercialization of its silicon photonics chipsets, which is not currently expected to begin until 2022; provided that any such commercialization may occur later than 2022 or not at all. Even if Rockley is able to successfully develop and sell its products, there can be no guarantee that it will do so within its anticipated timeframe or that its products will be commercially successful. Rockley’s potential future profitability is dependent upon the successful development, commercial introduction, and acceptance of its products and services, including its silicon photonics chipsets for the consumer wearables market and its module applications with biomarker detection capabilities for advanced health metrics. Because Rockley will incur costs to develop and commercialize its products and services, including its chipsets and module applications, before it receives any significant revenue from any sales of such products or services, Rockley’s losses in future periods may continue. Rockley may never achieve or sustain profitability.

Rockley expects to continue to incur operating losses for the foreseeable future as it:

•	continues to invest in its technology and its silicon photonics chipsets and modules, as well as its cloud-based analytics subscription service;

•	continues to develop innovative solutions and applications for its technology;

•	commercializes its silicon photonics solutions;

•	continues to invest in its sales and marketing activities and distribution channels;

•	invests and improves its operational, financial, and management information systems;

•	increases its headcount;

•	expands its intellectual property portfolio; and

•	enhances internal functions, systems, and infrastructure to support its anticipated transition to a public company.

Rockley has a history of recurring losses and negative cash flows from operations, and a significant accumulated deficit, which raises substantial doubt about its ability to continue as a “going concern.”

Since inception, Rockley has financed its operations primarily through the issuance and sale of convertible loan notes, ordinary shares and revenue received from agreed-upon projects. As of June 30, 2021, Rockley’s cash and cash equivalents balance was $35.4 million and it had an accumulated deficit of $328.2 million. Due to Rockley’s history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, its management concluded that there is substantial doubt about Rockley’s ability to continue as a going concern. There have been no adjustments to the accompanying financial statements of Rockley to reflect this uncertainty. Rockley’s ability to continue as a going concern is dependent upon it becoming profitable in the future or obtaining the necessary capital to meet its obligations. Rockley’s determination of substantial doubt about its ability to continue as a going concern could materially limit its ability to raise additional funds through the issuance of equity securities, debt financing or otherwise. There can be no assurance that any such issuance of equity securities, debt financing or other means of financing will be available in the future, or the terms of any such financing will be acceptable to Rockley. Further, there can be no assurance that Rockley will ever become profitable or continue as a going concern.

If the end products into which Rockley’s products are incorporated are not fully developed and commercialized or do not achieve widespread market acceptance, or if such products experience delays, cancellations, or reductions, Rockley’s business, financial condition, and results of operations will be materially and adversely affected.

Rockley’s success in developing and commercializing its products depends in large part on its customers’ success in developing, commercializing, and achieving widespread market acceptance of their end products that incorporate Rockley’s products. Rockley’s customers may be unable to fully develop and commercialize, or achieve widespread market acceptance of, their end products that incorporate Rockley’s products. Further, these customers may not continue to incorporate Rockley’s products into their end products either in the short or long term. If such customers’ end products are not fully developed and commercialized, fail to achieve or maintain widespread market acceptance, experience delays, or if Rockley’s customers otherwise choose not incorporate Rockley’s products into their end products, Rockley’s business, financial condition, and results of operations will be materially and adversely affected.

If Rockley’s products are not selected for inclusion in its customers’ end products, including products for the consumer health and wellness market, or adopted in other industry verticals or use cases or are not adopted by leading consumer and medical device companies, life sciences companies, or their respective suppliers, Rockley’s business will be materially and adversely affected.

Rockley is currently developing products for use in its customers’ end products, which are in varying stages of development. Many of these products, including products for consumer device, medical device, and life sciences companies, require extensive testing or qualification processes, which involve testing of Rockley’s products in the customers’ end products and systems, as well as testing for reliability. These qualification processes may continue for several months or longer. However, qualification of any of Rockley’s products by a customer does not assure any sales of such product by Rockley to that customer. Even after successful qualification and sales by Rockley of a product to a customer, a subsequent revision in Rockley’s third-party contractors’ manufacturing process or Rockley’s selection of a new supplier may require a new qualification process with Rockley’s customers, which may result in delays in the sale of such product and could also result in Rockley holding excess or obsolete inventory. After Rockley’s products are qualified, it can take several months before the customer commences production of end products that incorporate Rockley’s products. Rockley spends significant time and resources to have its products selected for incorporation into these end products, which is known as a “design win.” If Rockley fails to win a significant number of design wins in its target markets, its business, results of operations, and financial condition will be materially and adversely affected.

Rockley is targeting the deployment of its products in the consumer health and wellness and medical device sectors and forecasts of Rockley’s future results contained in this quarterly report on Form 10-Q assume that Rockley will successfully commercialize its products and achieve significant market penetration in these sectors. As a result, if Rockley’s products are not selected for inclusion by consumer device and medical device companies or life sciences companies, or their suppliers, Rockley’s actual results may differ materially from the Company’s forecasts and projections and Rockley’s business would be materially and adversely affected.

Rockley’s limited operating history makes it difficult to evaluate its future prospects and the risks and challenges which may impact its business.

Rockley was founded in 2013, completed development of its advanced sensing platform in 2019, launched its healthcare module offering in 2020, and has not yet fully developed and commercialized any of its products. This relatively limited operating history makes it difficult to evaluate Rockley’s future prospects and the risks and challenges it may encounter. The risks and challenges which may impact Rockley’s future prospects and business include, but are not limited to, its ability to:

•	successfully commercialize its products and services, including its silicon photonics chipsets, module applications, and analytics subscription service;

•	develop innovative applications for its silicon photonics and sensing technology;

•	expand its sales and marketing activities and distribution channels;

•	improve its operational, financial, and management information systems;

•	attract, hire, integrate, and retain qualified talent to support the growth of its business. This includes increasing headcount to appropriately staff to projected growth;

•	protect its intellectual property portfolio;

•	enhance internal, systems, functions, and infrastructure to support its anticipated transition to a public company;

•	comply with existing and new or modified laws and regulations applicable to its business;

•	manage capital expenditures for its current and future products, as well as its supply chain and supplier relationships;

•	anticipate and respond to macroeconomic changes and changes in the markets in which it operates;

•	effectively manage its growth and business operations, including the impacts of the COVID-19 pandemic on its business; and

•	hire, integrate, and retain qualified talent to support the growth of its business.

If Rockley fails to successfully manage the risks and difficulties that it faces, including those associated with the challenges listed above and those described elsewhere in this “Risk Factors Related to Rockley’s Business and Industry” section, its business, financial condition, and results of operations could be materially and adversely affected. Further, because Rockley has a limited operating history and has not yet commercialized its products, it is difficult to accurately assess its future prospects or financial performance. Rockley has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If Rockley’s assumptions regarding these risks and uncertainties, which it uses to plan and operate its business, are incorrect or change, or if it does not address these risks successfully, its results of operations could differ materially from its expectations and its business, financial condition, and results of operations could be materially and adversely affected.

Rockley’s forecasts and projections are based upon assumptions, analyses, and internal estimates developed by Rockley’s management. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, Rockley’s actual operating results may differ materially from those forecasted or projected.

Rockley’s forecasts and projections are subject to uncertainty and are based on assumptions, analyses, and internal estimates developed by Rockley’s management, all or some of which may not prove to be correct or accurate. If these assumptions, analyses, or estimates, including, but not limited to, those related to estimated revenue, production costs, operating expenses, and cash utilization, prove to be incorrect or inaccurate, Rockley’s actual operating results may differ materially from those forecasted or projected. We have in the past experienced actual results which varied from our estimates. These assumptions, analyses, or estimates are subject to risks and uncertainties, some of which are outside of Rockley’s control. These risks and uncertainties include, but are not limited to, risks discussed elsewhere in this “Risk Factors Related to Rockley’s Business and Industry” section and in this quarterly report on Form 10-Q, as well as those discussed below:

•	Revenue-related assumptions:

•

Customer contracts and design wins: Rockley’s existing memoranda of understanding (“MOUs”) and development contracts may not ultimately convert into production contracts. In addition, Rockley may be unable to secure design wins from additional customers in a timely manner;

•

Form of customer arrangement: It is possible that instead of entering into agreements with customers for the purchase of a significant amount of Rockley’s products, Rockley may be required to enter into license arrangements with certain customers, any of which would have a significant impact on the revenue Rockley has currently forecasted to achieve;

•

Timing of launch and delivery: Rockley or Rockley’s customers may encounter delays in the launch or delivery of Rockley’s product or the customer’s end product incorporating Rockley’s product, including due to a customer’s decision to delay the launch of a product, Rockley’s ability to deliver its product in a timely manner to a customer, which in turn may result in the customer canceling a contract, technical challenges, or customer-related delays in its development program;

•

Pricing and volume fluctuation: Rockley may experience pricing and volume fluctuations due to price negotiations, lower than anticipated unit volumes, delays in volume ramp, decreases in average selling prices due to competition or market dynamics, or other factors; and

•

Timing and execution of customer agreements: Rockley may face difficulties in meeting customer milestones in a timely manner or achieving required technical specifications. In addition, Rockley may experience execution delays under its NRE programs, including with its largest customer, due to resource constraints or customer delay. Further, to the extent Rockley were to enter into licensing arrangements in lieu of a product sale with a customer, including its largest customer, it could have a significant negative impact on Rockley’s anticipated revenue.

•	Production cost-related assumptions:

•

Production volume and ramp: Rockley has in the past, and may in the future experience delays in contract execution, lower than expected manufacturing yields, manufacturing delays, and technical challenges, including if and when Rockley commences commercial production of its products, any of which could negatively impact forecasted production volume and ramp;

•

Production cost: Rockley may be unable to secure the volume pricing or yield cost levels underlying its assumptions and indirect materials and production overhead costs may exceed forecasted amounts; and

•

Inventory and obsolescence: Rockley’s quality, warranty, return merchandise authorization, and inventory obsolescence may exceed forecasted amounts. Rockley may also experience product recalls which are not included in Rockley’s assumptions. Further, Rockley may incur greater than expected costs in connection with its NRE programs.

•

Operating expenses and cash utilization-related assumptions: Rockley’s cash utilization may exceed currently anticipated rates due to a variety of factors, including lower than expected revenue, revenue delays, higher than anticipated production and manufacturing costs, operating expenses, and capital expenditures, lower than anticipated average selling prices, greater than anticipated cash needs for internal resources and organic growth, and potential strategic investments and acquisitions not currently anticipated.

The Company’s forecasts and projections also include forecasts and estimates relating to the expected size and growth of the markets in which Rockley operates or intends to enter, including the consumer wearables, mobile device, and medical device markets. Such markets may not develop or grow, or may develop and grow at a lower rate than expected, and even if these markets experience the forecasted growth described in this quarterly report on Form 10-Q, Rockley may not grow its business at similar rates, or at all. Accordingly, the forecasts and estimates of market size and growth described in this quarterly report on Form 10-Q should not be taken as a guarantee or other indication of Rockley’s future growth or results of operations. In addition, these forecasts may be materially and adversely affected by a number of factors outside of Rockley’s control, including, but limited to, factors associated with the ongoing COVID-19 pandemic.

The strategic initiatives Rockley has undertaken or may undertake in the future may be more costly than currently anticipated and Rockley may not generate sufficient revenue to offset the costs of these initiatives, which in turn would negatively impact Rockley’s ability to achieve and maintain profitability.

Rockley continues to invest in initiatives designed to grow its business, including:

•	partnering with customers and potential customers to develop and commercialize Rockley’s products;

•	investing in research and development;

•	investing in its workforce, including its engineering talent;

•	expanding its sales, marketing, and distribution efforts;

•	investing in new applications and markets for its products;

•	partnering with third-parties to develop manufacturing processes; and

•	investing in legal, accounting, and other administrative and internal functions necessary to support its operations as a public company.

These initiatives may be more costly than anticipated and Rockley may not generate sufficient revenue to offset the costs of these initiatives. Certain of Rockley’s market opportunities, such as healthcare monitoring devices incorporating sensing capabilities for disease detection and management, are at an early stage of development, and it may be years before these end markets generate demand for Rockley’s products at scale, if at all. Rockley’s revenue may be adversely affected for a number of reasons, including the rate and degree of development or market acceptance of new technology that competes with its products, failure of Rockley’s customers to develop and commercialize their end products that incorporate Rockley’s products, Rockley’s inability to effectively manage production of its products to scale, Rockley’s inability to enter new markets or help its customers adopt Rockley’s products for new applications, and Rockley’s failure to attract new customers or expand orders from existing customers. Further, it is difficult to predict the size and growth rate of Rockley’s target markets, customer demand for its products, commercialization timelines, developments in silicon photonics technology, the entry of competitive products, or the success of existing competitive products and services. As a result, Rockley does not expect to achieve profitability until 2023 at the earliest. If Rockley’s revenue does not grow over the short or long term, its ability to achieve and maintain profitability will be adversely affected, and the value of its business may significantly decrease.

Rockley expects its results of operations to fluctuate on a quarterly and annual basis, which could cause the Company’s share price to fluctuate or decline.

Rockley’s revenue and operating results have fluctuated in the past and may vary significantly in the future. Historical comparisons of its operating results may not be relevant, or indicative of future results. In particular, because Rockley’s revenue to date has been generated from NRE and development services for customer-specific designs of silicon photonics chipsets for testing in the customers’ end products, revenue in any given quarter or period can fluctuate based on the timing and success of its customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Rockley’s quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of its control and may not fully reflect the underlying performance of Rockley’s business. These fluctuations could adversely affect Rockley’s ability to meet its expectations or those of securities analysts, ratings agencies, or investors. If Rockley does not meet these expectations for any reporting period, the value of its business and its securities, could decline significantly. Factors that may cause these quarterly fluctuations include, but are not limited to, those listed below:

•	the timing and magnitude of NRE services revenue in any quarter;

•	the timing and magnitude of operating expenses incurred, including research and development expenses;

•	Rockley’s ability to meet product development roadmaps and timelines, which in turn may be impacted by resource constraints and must meet certain technical standards;

•	the timing and degree of success of commercialization of Rockley’s products;

•

Rockley’s ability to attract and retain customers and successfully transition customers with which it is engaged in discussions to contracted customers with whom it has MOUs or development and supply agreements and to attract new customers;

•	changes in terms of customer agreements;

•	the ability of Rockley’s customers to commercialize and achieve widespread market adoption of products incorporating Rockley’s products;

•	the timing and magnitude of orders and shipments of Rockley’s products in any quarter;

•	the mix of product sales and licensing arrangements in lieu of product sales;

•	the actual timing and magnitude of sales returns and warranty claims of Rockley’s products in any quarter may differ from estimate;

•	Rockley’s ability to develop, introduce, commercialize, manufacture, and ship in a timely manner products that meet customer requirements;

•	disruptions in Rockley’s sales channels or termination of its relationships with key channel partners;

•	customer demand and product life cycles;

•	the receipt, reduction, or cancellation of, or changes in the forecasts or timing of, orders by customers;

•	fluctuations in the levels of inventories held by distributors or end customers;

•	the gain or loss of significant customers, including Rockley’s largest customer;

•	fluctuations in sales by customers who incorporate Rockley’s products into their products;

•	cyclicality, seasonality, and the competitive landscape in Rockley’s target markets;

•	fluctuations in manufacturing yields;

•	changes in pricing, product cost, product volume, and product mix;

•

sales of subscriptions to Rockley’s cloud-based analytics subscription service, if and when commercially launched, and in the future, the rate of renewal of subscriptions by existing customers, the extent the use of subscription offerings and related services is expanded under such subscriptions, and timing and magnitude of any such subscriptions which are not renewed;

•	the mix of customers licensing the service on a subscription basis as compared to a perpetual license;

•	the size, timing, and terms of its subscription agreements with new customers;

•	supply chain disruptions, delays, shortages, and capacity limitations as a result of the COVID-19 pandemic or other reasons;

•	the impact and duration of the global COVID-19 pandemic;

•	the timing and rate of broader market adoption of consumer and medical devices utilizing Rockley’s products or technology across the consumer wearables, mobile device, and medical device sectors;

•	changes in the competitive landscape in Rockley’s target markets, including industry consolidation, regulatory developments, and new market entrants;

•	Rockley’s ability to effectively manage its third-party suppliers and manufacturing partners;

•	changes in the source, cost, and availability of materials and components incorporated in Rockley’s products;

•	adverse litigation, judgments, settlements or other litigation-related costs, or claims that may give rise to such costs;

•	general economic, industry, and market conditions, including trade disputes; and

•	Rockley’s forecasts of market growth in this quarterly report on Form 10-Q may not be accurate.

Rockley expects to incur significant research and development expenses and devote substantial resources to commercializing new products, which could increase its losses and negatively impact its ability to achieve or maintain profitability.

Rockley’s future growth depends on developing and commercializing its products, achieving widespread market adoption of its products, adapting existing products to new applications and customer requirements, and introducing new products to address changing customer and market demands. Rockley plans to incur substantial research and development expenses as part of its efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Rockley’s research and development expenditures could increase its losses and adversely affect its results of operations in the future.

Further, Rockley’s research and development efforts may not be successful or result in additional revenue. This in turn would negatively impact Rockley’s ability to achieve or maintain profitability.

If Rockley is unable to manage its growth or expansion of operations, including in a cost-efficient manner, its business, operations, and financial condition, as well as its ability to scale its operations, could be materially and adversely affected.

Rockley’s ability to effectively manage its anticipated growth and expansion of operations and manage its transition to operating as a public company will also require it to enhance its operational, financial, and management controls and infrastructure, human resources policies, and reporting systems. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures, and allocation of valuable management and employee resources. Rockley’s future financial performance and ability to execute on its business plan will depend, in part, on its ability to effectively manage any future growth and expansion. Rockley may be unable to effectively manage any future growth or expansion in an efficient or timely manner. Further, Rockley may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems, and procedures, which could have an adverse effect on its business, reputation, and financial results.

Market opportunity estimates and growth forecasts included in this quarterly report on Form 10-Q are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate.

The forecasts and estimates in this quarterly report on Form 10-Q relating to the expected size and growth of the markets for consumer wearables, mobile devices, and medical devices may prove to be inaccurate. Even if these markets experience the forecasted growth described in this quarterly report on Form 10-Q, Rockley may not grow its business at similar rates, or at all. Rockley’s future growth is subject to many factors, including market adoption of its products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this quarterly report on Form 10-Q, including Rockley’s estimates that the consumer wearables, mobile device, and medical devices markets will represent, in the aggregate, an approximately over $48 billion of total addressable market for healthcare monitoring devices incorporating additional sensing capabilities by 2025, should not be taken as indicative of Rockley’s future growth. In addition, these forecasts may be materially and adversely affected as a result of the COVID-19 pandemic.

If Rockley is unable to accurately forecast long-term end-customer adoption rates and demand for Rockley’s products, it could materially and adversely affect its current and future financial results of operations.

Rockley is pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, consumer health and wellness applications and healthcare monitoring devices require complex technology. Because these products may incorporate technology from other companies, commercialization of these products could be delayed or impaired on account of certain technological components of Rockley or others not being ready to be deployed. Although Rockley currently has MOUs or development and supply agreements with various consumer and medical device companies, these companies may not be able to commercialize products incorporating Rockley’s products immediately, or at all. Regulatory developments, many of which are outside of Rockley’s control, could also cause delays or otherwise impair commercial adoption of these products. Rockley’s future financial performance will depend on its ability to make timely investments in the correct market opportunities. Given the evolving nature of the markets in which Rockley operates in, it is difficult to predict customer demand or adoption rates for its products or the future growth of the markets in which it operates. As a result, the Company’s financial projections may not necessarily reflect various estimates and assumptions that may not prove accurate and these projections could differ materially from actual results due to the risks included in this “Risk Factors Related to Rockley’s Business and Industry” section, among others. If demand does not develop or if Rockley cannot accurately forecast customer demand, the size of its markets, inventory requirements, or its future financial results, its business, results of operations, and financial condition will be adversely affected.

Rockley’s target customer and product markets may not grow or develop as Rockley currently expects, and if Rockley fails to penetrate new markets and scale successfully within those markets, Rockley’s revenue and financial condition would be harmed.

Rockley’s target markets include the consumer wearables, mobile device, and medical device markets. Any deterioration in Rockley’s target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for Rockley’s products, which would adversely affect its revenue and results of operations. Further, if Rockley’s target customer markets do not grow or develop in ways that Rockley currently forecasts, demand for Rockley’s products may not materialize as expected, which would also negatively impact its business, financial condition, and results of operations. Rockley may be unable to predict the timing or development of trends in its target markets with any accuracy. If Rockley fails to accurately predict market requirements or market demand for these solutions, Rockley’s business may suffer.

Rockley’s future revenue growth, if any, will depend in part on Rockley’s ability to penetrate Rockley’s current target markets, and to enter emerging markets, such as the market for consumer healthcare monitoring devices and predictive analytics. Meeting the technical requirements and securing design wins in any of these new markets will require a substantial investment of Rockley’s time and resources. Rockley may not secure design wins from these or other new markets, or achieve meaningful revenue from sales in these markets. If any of these markets do not develop as Rockley currently anticipates or if Rockley is unable to penetrate and scale them successfully, it may adversely affect Rockley’s ability to grow its business.

Rockley’s target markets are characterized by rapid technological change, which requires Rockley to continue to develop new products and technology innovations and could adversely affect market adoption of its products.

Rapid technological changes in the markets for sensing technology, including the consumer wearables, mobile device, and medical device markets, could adversely affect adoption of Rockley’s products, either generally or for particular applications. Rockley’s future success will depend upon its ability to develop and introduce a variety of new capabilities and innovations to its products, as well as introduce new products, to address the changing needs of its target markets. Delays in delivering new products that meet customers’ requirements could damage Rockley’s relationships with its customers and lead them to seek alternative sources of supply. Further, the introduction of new products by Rockley’s competitors, the delay or cancellation of any of Rockley’s customers’ end products into which Rockley’s products are designed, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render Rockley’s existing or future products uncompetitive, obsolete, and/or otherwise unmarketable.

In addition, Rockley’s success to date has been based on the delivery of prototypes and services to research and development programs in which customers are investing substantial capital to develop new products. Delays in introducing products and innovations, the failure to choose correctly among technical alternatives, or the failure to offer innovative products at competitive prices may cause existing and potential customers to purchase Rockley’s competitors’ products or turn to alternative sensing technology. If Rockley is unable to successfully develop products that meet changing customer or market requirements on a timely basis or that remain competitive with technological alternatives, its products may fail to achieve commercial adoption, its revenue will decline, it may experience operating losses, and its business and prospects will be adversely affected.

Rockley may be unable to make the substantial investments that are required to remain competitive.

The silicon photonics industry requires substantial and continuous investment in research and development in order to bring to market new and enhanced solutions. Rockley expects its research and development expenditures to increase in the future as part of its strategy to increase demand for Rockley’s solutions in Rockley’s current target markets and to expand into additional markets. Rockley may not have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, Rockley cannot assure you that the technologies, that are the focus of its research and development expenditures will become commercially successful or generate any revenue.

If Rockley fails to compete effectively, it may lose or fail to gain market share, which could negatively impact Rockley’s operating results and Rockley’s business.

The global optical components market in general, and the consumer sensor, healthcare, and data communications markets in particular, are highly competitive. Rockley expects competition to increase and intensify as additional companies enter Rockley’s target markets. Increased competition could result in price pressure, reduced gross margins, and difficulty achieving market penetration, any of which could harm Rockley’s business, financial condition, and results of operations. Rockley’s competitors range from large, international companies offering a wide range of services and optical components, such as LEDs, lasers, detectors, or photonic integrated circuit (“PICs”), to smaller companies specializing in narrow market verticals. Some of Rockley’s key competitors across various verticals include: ams AG (“AMS”), Analog Devices, Inc. (“ADI”), Broadcom Inc. (“Broadcom”), Brolis Semiconductors (“Brolis”), Cisco Systems, Inc. (“Cisco”), GlobalFoundries Inc. (“GlobalFoundries”), Intel Corporation (“Intel”), Lumentum Holdings Inc. (“Lumentum”), Maxim Integrated Products Inc. (“Maxim”), Osram Licht AG (“OSRAM”), Taiwan Semiconductor Manufacturing Company, Limited (“TSMC”), and Tower Semiconductor Ltd. (“Tower Jazz”). Rockley expects competition in its target markets to increase in the future as existing competitors improve or expand their product offerings and as new competitors enter these markets.

Rockley’s ability to compete successfully depends, in part, on factors that are outside of its control, including industry and general economic trends. Rockley’s ability to compete successfully will depend on a number of factors, including its ability to:

•	define, design, and regularly introduce new products that anticipate the functionality and integration needs of Rockley’s customers’ next-generation products and applications;

•	build strong and long-lasting relationships with Rockley’s customers and other industry participants;

•	cost-effectively develop and commercialize products which compete favorably with competitors’ products;

•	achieve design wins;

•	accurately estimate the effectiveness and success of Rockley’s customers’ end products incorporating Rockley’s products in their competitive end markets;

•	expand its research and development capabilities to provide innovative solutions and maintain Rockley’s product roadmap;

•	strengthen its sales and marketing efforts, brand awareness and reputation;

•	deliver products in volume on a timely basis at competitive prices;

•	withstand or respond to significant price competition;

•	build and expand international operations in a cost-effective manner;

•	obtain, maintain, protect, and enforce Rockley’s intellectual property rights;

•	defend potential patent infringement claims arising from third parties;

•	promote and support Rockley’s customers’ incorporation of Rockley’s products into their products; and

•	retain high-level talent, including Rockley’s management team and engineers.

Rockley’s competitors may also establish cooperative relationships among themselves or with third parties or may acquire companies that provide similar products to Rockley’s. As a result, new competitors or alliances may emerge that could capture significant market share. Any of these factors, alone or in combination with others, could harm Rockley’s business, financial condition, and results of operations and result in a loss of market share and an increase in pricing pressure.

Rockley may pursue strategic investments or acquisitions in the future. If Rockley fails to successfully select, execute, or integrate its acquisitions, then its business, results of operations, and financial condition could be materially and adversely affected, and the Company’ s share price could decline.

From time to time, Rockley may pursue investments or acquisitions to add new products and technologies, acquire talent, gain new sales channels, or enter into new markets or sales territories. In addition to possible shareholder approval, Rockley may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key talent, customers, vendors, and suppliers require significant attention from Rockley’s management and could result in a diversion of resources from Rockley’s existing business, which in turn could have an adverse effect on Rockley’s operations. Acquired assets or businesses may not generate the financial results Rockley expects. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets, and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Failure to successfully identify, complete, manage, and integrate acquisitions could materially and adversely affect its business, financial condition, and results of operations and could cause the Company’s share price to decline.

Rockley’s international operations expose it to operational, financial, and regulatory risks, including possible unfavorable regulatory, political, tax, and labor conditions, which could harm Rockley’s business.

Rockley is committed to growing its international sales, and while it has committed resources to expanding its international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue;

•	political and economic instability, international terrorism, and anti-American or British sentiment, particularly in emerging markets;

•

disadvantages of competing against companies from countries that are not subject to U.S. and U.K. laws and regulations, including the Foreign Corrupt Practices Act, Office of Foreign Assets Control regulations, and U.S. anti-money laundering regulations, as well as exposure of Rockley’s foreign operations to liability under these regulatory regimes;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there;

•	less effective protection of intellectual property;

•

stringent regulation of the end products incorporating Rockley’s products and stringent consumer protection and product compliance regulations, including but not limited to General Data Protection Regulation in the European Union, European competition law, the Restriction of Hazardous Substances Directive, the Waste Electrical and Electronic Equipment Directive, and the European Ecodesign Directive that are costly to comply with and may vary from country to country;

•	difficulties and costs of staffing and managing foreign operations;

•	foreign taxes, including withholding of payroll taxes; and

•	the U.S. government’s and U.K. government’s restrictions on certain technology transfer to certain countries of concern.

For example, Rockley has significant international operations that are denominated in foreign currencies, primarily the British Pound and Euro, subjecting it to foreign currency exchange risk that may adversely impact its financial results. The occurrence of any of these risks could negatively affect Rockley’s international business and consequently its business, operating results, and financial condition.

The average selling prices of Rockley’s products could decrease rapidly over the life of the product, which may negatively affect Rockley’s revenue and margins. In addition, the selling prices Rockley is able to ultimately charge in the future for the products it is currently developing or commercializing may be less than what Rockley currently projects, which may cause Rockley’s actual operating results to differ materially from its projections.

The prices that Rockley is able to ultimately charge in the future for the products it is currently developing or commercializing may experience declines for a variety of reasons, many of which are outside of Rockley’s control. In order to sell products that have a falling average unit selling price and maintain margins at the same time, Rockley will need to continually reduce product and manufacturing costs. To manage manufacturing costs, Rockley must engineer the most cost-effective design for its products and collaborate with its manufacturing counterparties to reduce manufacturing costs. Rockley also needs to continually introduce new products with higher sales prices and gross margin in order to maintain its overall gross margin. If Rockley is unable to manage the cost of older products or successfully introduce new products with higher gross margin, its revenue and overall gross margin would likely decline. In addition, the selling prices Rockley is able to ultimately charge in the future for the products it is currently developing or commercializing may be less than what Rockley currently projects, which may cause Rockley’s actual operating results to differ materially from its forecasts and projections.

Rockley’s gross margins may fluctuate due to a variety of factors, which could negatively impact Rockley’s results of operations and Rockley’s financial condition.

Rockley’s gross margins may fluctuate due to a number of factors, including customer and product mix, market acceptance of Rockley’s new products, yield, wafer pricing, packaging and testing costs, competitive pricing dynamics, the impact of the COVID-19 pandemic, and geographic and market pricing strategies. To the extent Rockley may offer certain customers favorable prices, it would decrease Rockley’s average selling prices and likely impact gross margins. Further, Rockley may in the future offer pricing incentives to Rockley’s customers on earlier generations of products that inherently have a higher cost structure, which would negatively affect Rockley’s gross margins. In addition, in the event Rockley’s customers, including Rockley’s larger customers, exert more pressure with respect to pricing and other terms, it could put downward pressure on Rockley’s margins.

Because Rockley does not operate its own manufacturing, assembly, or testing facilities, it may not be able to reduce its costs as rapidly as companies that operate their own facilities, and Rockley’s costs may even increase, which could further reduce Rockley’s gross margins. Rockley relies primarily on obtaining yield improvements and volume-based cost reductions to drive cost reductions. To the extent that such cost reductions do not occur at a sufficient level and in a timely manner, Rockley’s business, financial condition, and results of operations could be adversely affected and may vary from Rockley’s projections and estimates.

In addition, Rockley may in the future maintain an inventory of Rockley’s products at various stages of production and in finished goods inventory. Rockley will hold these inventories in anticipation of customer orders. If those customer orders do not materialize in a timely manner, Rockley may have excess or obsolete inventory which Rockley would have to reserve or write-down, and Rockley’s gross margins would be adversely affected.

Because some of the raw materials and key components in its products come from limited or single source suppliers, Rockley is susceptible to supply shortages, long lead times for components, and supply changes, including as a result of industry consolidation, any of which could disrupt its supply chain and could delay deliveries of its products to customers, which could adversely affect Rockley’s business, results of operations, and financial condition.

Some of the components used in the manufacturing of Rockley’s products are sourced from third-party suppliers. To date, Rockley has produced its products in relatively limited quantities for use in products. Rockley does not have extensive experience in managing its supply chain to manufacture and deliver its products at scale. Some of the key components used to manufacture Rockley’s products come from limited or single source suppliers. Rockley is therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that its suppliers discontinue or modify components used in its products. Rockley has a global supply chain and the COVID-19 pandemic and other health epidemics and outbreaks may adversely affect its ability to source components in a timely or cost effective manner from its third-party suppliers due to, among other things, work stoppages or interruptions. For example, Rockley relies on third-party foundries to manufacture its silicon photonic integrated circuits and for wafer scale integration. Any disruptions to those foundries could materially and adversely affect Rockley’s ability to manufacture its products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Rockley has in the past experienced and may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, Rockley may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. These risks may be exacerbated if any of Rockley’s suppliers were to cease operations or be acquired by a third party. If this were to occur, Rockley may need to re-qualify the supplier and/or otherwise confirm that such an event would not cause concerns with Rockley’s end customers or otherwise negatively impact Rockley’s relationships with its end customers. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and Rockley may not be able to source these components on terms that are acceptable to it, or at all, which may undermine Rockley’s ability to meet its requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect Rockley’s ability to meet its scheduled product deliveries to its customers. This could adversely affect Rockley’s relationships with its customers and channel partners and could cause delays in shipment of its products and adversely affect its operating results. In addition, increased component costs could result in lower gross margins. Even where Rockley is able to pass increased component costs along to its customers, there may be a lapse of time before it is able to do so such that Rockley must absorb the increased cost. If Rockley is unable to buy these components in quantities sufficient to meet its requirements on a timely basis, it will not be able to deliver products to its customers. This in turn could materially and adversely affect Rockley’s business, financial condition, and results of operations.

If the foundries with which Rockley contracts do not achieve satisfactory yields or quality, Rockley’s reputation and customer relationships could be harmed.

Rockley depends on satisfactory wafer foundry manufacturing capacity, wafer prices, and production yields, as well as timely wafer delivery, to meet customer demand and enable it to maintain gross margins. The fabrication of Rockley’s products is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. Rockley’s foundry vendors may experience manufacturing defects and reduced manufacturing yields from time to time. Further, any new foundry vendors Rockley employs, whether due to industry consolidation, customer requirements, or otherwise, may present additional and unexpected manufacturing challenges that could require significant management time and focus. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by the foundries that Rockley employs could result in lower than anticipated production yields or unacceptable performance of Rockley’s products. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time-consuming and expensive to correct. Poor production yields from the foundries that Rockley employs, or defects, integration issues, or other performance problems in Rockley’s products could significantly harm Rockley’s customer relationships and financial results, and give rise to financial or other damages to Rockley’s customers. Any product liability claim brought against Rockley, even if unsuccessful, would likely be time-consuming and costly to defend.

Manufacturing yields for new products initially tend to be lower as Rockley completes product development and commence volume manufacturing, and typically increase as Rockley brings the product to full production. While Rockley’s business model includes this assumption of improving manufacturing yields its assumptions may be incorrect and, as a result, material variances between projected and actual manufacturing yields will have a direct effect on Rockley’s gross margin and profitability. The difficulty of accurately forecasting manufacturing yields and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the increasing process complexity of manufacturing silicon photonics products.

Raw material price fluctuations can increase the cost of Rockley’s products, impact Rockley’s ability to meet customer commitments, and may adversely affect its results of operations.

The cost of raw materials is a key element in the cost of Rockley’s products. Rockley’s inability to offset material price inflation through increased prices to customers, suppliers, productivity actions, or through commodity hedges could adversely affect Rockley’s results of operations. Many major components, product equipment items, and raw materials are procured or subcontracted on a single or sole-source basis. Although Rockley maintains a qualification and performance surveillance process and Rockley believes that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Rockley’s inability to fill its supply needs would jeopardize its ability to fulfill its contractual obligations, which could, in turn, result in reduced revenue, contract penalties or terminations, and damage to Rockley’s customer relationships.

Furthermore, increases in the price of wafers, testing costs, and commodities, which may result in increased production costs, mainly assembly and packaging costs, may result in a decrease in Rockley’s gross margins. Moreover, Rockley’s suppliers may pass the increase in raw materials and commodity costs onto it which would further reduce the gross margin of Rockley’s products. In addition, as Rockley is a fabless company, global market trends such as a shortage of capacity to fulfill Rockley’s fabrication needs also may increase Rockley’s raw material costs and thus decrease its gross margin.

Rockley is subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, industry consolidation, and wide fluctuations in product supply and demand. The industry experienced significant downturns during past global recessions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. While these downturns have not directly impacted Rockley’s business to date, any prolonged or significant downturn in the semiconductor industry could adversely affect Rockley’s business and reduce demand for Rockley’s products. Any future downturns in the semiconductor industry could also harm Rockley’s business, financial condition, and results of operations. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. Rockley is dependent on the availability of this capacity to manufacture and assemble Rockley’s products and Rockley can provide no assurance that adequate capacity will be available to it in the future.

If Rockley or its suppliers do not maintain sufficient inventory or if they do not adequately manage their respective inventory, Rockley could lose sales or incur higher inventory-related expenses, which could negatively affect Rockley’s operating results.

To ensure adequate inventory supply, Rockley and its suppliers must forecast inventory needs and expenses, place orders sufficiently in advance with their respective suppliers and manufacturing counterparties, and manufacture products based on its estimates of future demand for particular products. Changes in customer purchasing patterns may affect Rockley’s ability to forecast its future operating results, including revenue, gross margins, cash flows, and profitability. Rockley’s ability to accurately forecast demand for its products could be affected by many factors, including the growth rate, if any, in Rockley’s target markets or the market adoption of the end products into which Rockley’s products are incorporated, the emergence of new markets, an increase or decrease in customer demand for Rockley’s products or for products and services of its competitors, product introductions by competitors, the COVID-19 pandemic, other health epidemics and outbreaks, and any associated work stoppages or interruptions, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. If Rockley’s products are commercialized in markets that are quickly growing, including the consumer wearables, mobile device, and medical device markets, Rockley may face challenges acquiring adequate supplies to manufacture its products and/or Rockley and its manufacturing counterparties may not be able to manufacture its products at a rate necessary to satisfy the levels of demand, which would negatively affect Rockley’s revenue. This risk may be exacerbated by the fact that Rockley may not carry or be able to obtain for its manufacturers a significant amount of inventory to satisfy short-term demand increases. If it fails to accurately forecast customer demand, Rockley may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect Rockley’s financial results, including its gross margin, and have a negative effect on its brand. Conversely, if Rockley underestimates customer demand for its products, Rockley, or its manufacturing counterparties, may not be able to deliver products to meet its requirements, and this could result in damage to Rockley’s brand and customer relationships and adversely affect its revenue and operating results.

If Rockley’s products do not conform to, or are not compatible with, existing or emerging industry standards, demand for Rockley’s products may decrease, which in turn would harm Rockley’s business and operating results.

Rockley’s ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards in its target markets, as well as in the silicon photonics and sensing technology industry generally. The emergence of new industry standards could render Rockley’s products incompatible with products developed by third-party suppliers or make it difficult for Rockley’s products to meet the requirements of certain device manufacturers and their suppliers. If Rockley’s customers or Rockley’s third-party suppliers adopt new or competing industry standards with which Rockley’s solutions are not compatible, or if industry groups fail to adopt standards with which Rockley’s products are compatible, Rockley’s products would become less desirable to its current or prospective customers. As a result, Rockley’s sales would suffer and it could be required to make significant expenditures to develop new products. Although Rockley designs its products to be compliant with applicable industry standards, proprietary enhancements may not in the future result in conformance with existing industry standards under all circumstances. If Rockley’s products do not conform to, or are not compatible with, existing or emerging standards, it would harm its business, financial condition, and results of operations.

Rockley may be subject to warranty or product liability claims, which could result in unexpected expenses and loss of market share.

Rockley may be subject to warranty or product liability claims. These claims may require Rockley to make significant expenditures to defend those claims, replace Rockley’s solutions, refund payments, or pay damage awards. Rockley has not yet commercialized its products. Accordingly, the operation of Rockley’s products and technology has not been validated over longer periods. If a customer’s end product fails in use, the customer may incur significant monetary damages, including a product recall or associated replacement expenses as well as lost revenue. The customer may claim that a defect in Rockley’s product caused the product failure and assert a claim against Rockley to recover monetary damages. The cost of defending these claims and satisfying any arbitration award or judgment with respect to these claims would result in unexpected expenses, which could be substantial, and could harm Rockley’s business, financial condition, and results of operations. Although Rockley carries product liability insurance, this insurance is subject to significant deductibles and may not adequately cover Rockley’s costs arising from defects in its products or otherwise.

The complexity of Rockley’s products and its anticipated future product and service offerings could result in unforeseen delays or expenses from undetected defects, errors, or reliability issues in hardware or software that could reduce the market adoption of its new products, damage its reputation with current or prospective customers, and adversely affect its operating costs.

Rockley’s current and future products and service offerings are or are expected to be highly technical and very complex and require high standards to manufacture or distribute and have in the past and will likely in the future experience defects, errors, or reliability issues at various stages of development. Rockley may be unable to timely release new products, product updates, manufacture existing products, correct problems that have arisen, or correct such problems to its customers’

satisfaction. Additionally, undetected errors, defects, or security vulnerabilities, especially as new products or updates are introduced or as new versions are released, could result in inaccurate data to the end users of products incorporating Rockley’s products. Any of the foregoing could negatively impact Rockley’s ability to commercialize a product or service offering, result in litigation against Rockley, and damage Rockley’s credibility. These risks may be heightened in the medical device industry, one of Rockley’s target markets, where the end user may act in reliance upon inaccurate data as a result of errors or defects, or where there may be a privacy or data breach of an end user’s personal health information. Some errors or defects in Rockley’s products and service offerings may only be discovered after they have been tested, commercialized, and deployed by customers. In these cases, Rockley may incur significant additional development costs and product recall, repair, or replacement costs. These problems may also result in claims, including class actions, against Rockley by its customers or others. Rockley’s reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy its products, which could adversely affect its ability to retain existing customers and attract new customers and could adversely affect its financial results.

In addition to product liability claims, Rockley could face material legal claims for breach of contract, fraud, tort, or breach of warranty as a result of these problems. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of Rockley and its products. In addition, Rockley’s business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against Rockley and its business could be adversely affected.

Rockley currently expects to recognize subscription revenue from its future cloud-based analytics subscription offering ratably over the term of these subscriptions and, to a lesser extent, perpetual licenses ratably over an expected period of benefit and, as a result, downturns in sales may not be immediately reflected in its operating results.

If Rockley is able to commercially launch its cloud-based analytics subscription service, which is currently expected to occur as early as 2023, it expects to recognize revenue ratably over the terms of its subscriptions with customers. As a result, a substantial portion of the revenue that it will report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in its revenue results for that period. This decline, however, will negatively affect its revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of its subscription service and potential changes in the rate of renewals may not be fully reflected in its results of operations until future periods. This will also make it difficult for Rockley to rapidly increase revenue growth through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement. Rockley may be unable to commercially launch its subscription service offering in a timely manner or at all and such subscription offering may not achieve widespread customer adoption.

Any decline in customer renewals, terminations, or failure to convince customers to use Rockley’s cloud-based analytics subscription service would harm its business, results of operations, and financial condition.

The rate at which Rockley’s customers purchase subscriptions to its cloud-based analytics service will depend on a number of factors, including the perceived value of the service. Rockley anticipates that its subscription offerings for enterprise customers will range from one to two years subject to renewal terms. Rockley’s ability to grow revenue from its cloud-based analytics subscription offering, if and when commercially launched, will depend on a significant percentage of customer renewals when the then-existing subscription terms expire, as well as renewals on the same or more favorable terms. Customers will have no obligation to renew their subscriptions, and Rockley may not be able to accurately predict customer renewal rates. The growth of Rockley’s business will depend in part on its customers adopting and expanding their use of Rockley’s cloud-based analytics subscription offering and related services. If Rockley’s customers do not maintain or renew their subscriptions or renew on less favorable terms, Rockley’s future business prospects and growth opportunities may suffer.

If Rockley’s future platform offerings do not interoperate with its customers’ network and security infrastructure or with third-party products, websites, or services, it would negatively impact its business and results of operations.

Rockley’s cloud-based analytics subscription offering, which is under development and is currently expected to be commercially launched as early as 2023, is expected to allow for the deployment of Rockley’s technology through a cloud-based software-as-a-service model. As a result, it must interoperate with Rockley’s customers’ existing network and security infrastructure. The components of Rockley’s customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products, and may be highly customized. Rockley must be able to interoperate and provide its software service to customers with highly complex and customized networks, which requires careful planning and execution between its customers, its customer support teams, and its channel partners. Further, whenever there are new or updated elements of the customers’ infrastructure or new industry standards or protocols, Rockley may have to update or enhance its cloud platform to continue to provide service to customers. Rockley’s competitors or other vendors may refuse to work with Rockley to allow their products to interoperate with Rockley’s, which could make it difficult for Rockley’s cloud-based analytics subscription service to function properly in customer networks that include these third-party products.

Rockley may not deliver or maintain interoperability quickly or cost-effectively, or at all. If Rockley fails to maintain compatibility of its cloud-based analytics subscription service with its customers’ network and security infrastructures, its customers may not be able to fully utilize the service, and Rockley may, among other consequences, fail to achieve widespread customer adoption of this subscription service and experience reduced demand for its products and services, which would materially harm its business, operating results, and financial condition.

Rockley licenses technology from third parties, and its inability to maintain those licenses could harm its business.

Rockley incorporates technology that it licenses from third parties, including software, into its software subscriptions. Rockley cannot be certain that its licensors are not infringing the intellectual property rights of third parties or that its licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which Rockley may sell its software subscriptions. In addition, some licenses may be non-exclusive, and therefore its competitors may have access to the same technology licensed to Rockley. Some of Rockley’s license agreements may be terminated for convenience by the licensors. Rockley may also be subject to additional fees or be required to obtain new licenses if any of its licensors allege that Rockley has not properly paid for such licenses or that it has improperly used the technologies under such licenses, and such licenses may not be available on terms acceptable to Rockley or at all. If Rockley is unable to continue to license any of this technology because of intellectual property infringement claims brought by third parties against its licensors or against it, or claims against Rockley by its licensors, or if Rockley is unable to continue its license agreements or enter into new licenses on commercially reasonable terms, its ability to develop and sell software subscriptions containing such technology would be severely limited, and its business could be harmed. Additionally, if Rockley is unable to license necessary technology from third parties, it may be forced to acquire or develop alternative technology, which it may be unable to do in a commercially feasible manner or at all, and Rockley may be required to use alternative technology of lower quality or performance standards. This would limit and delay its ability to offer new or competitive software subscriptions and increase its costs of production. As a result, Rockley’s margins, market share, and operating results could be significantly harmed.

Portions of Rockley’s cloud-based analytics subscription offering utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect its business.

Rockley’s cloud-based analytics subscription offering contains software made available by third parties under so-called “open source” licenses. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that such open source software infringes the claimants’ intellectual property rights. Rockley could be subject to suits by parties claiming that what Rockley believes to be licensed open source software infringes their intellectual property rights. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, certain open source licenses require that source code for software programs that are subject to the license be made available to the public and that any modifications or derivative works to such open source software continue to be licensed under the same terms. Further, certain open source licenses also include a provision that if Rockley enforces any patents against the software programs that are subject to the license, it will lose the license to such software. If Rockley were to fail to comply with the terms of such open source software licenses, such failures could result in costly litigation, lead to negative public relations, or require that it quickly find replacement software which may be difficult to accomplish in a timely manner.

Although Rockley monitors its use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting its software to conditions it does not intend, the terms of many open source licenses have not been interpreted by U.S. or international courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on its ability to commercialize its product or operate its business. By the terms of certain open source licenses, Rockley could be required to release the source code of its software and to make its proprietary software available under open source licenses, if Rockley combines or distributes its software with open source software in a certain manner. In the event that portions of its software are determined to be subject to an open source license, Rockley could be required to publicly release the affected portions of its source code, re-engineer all, or a portion of, that software or otherwise be limited in the licensing of its software, each of which could reduce or eliminate the value of its product. Many of the risks associated with usage of open source software cannot be eliminated, and could negatively affect its business, results of operations, and financial condition.

Customer-Related Risks

Rockley currently has, and intends to target, customers and suppliers that are large corporations with substantial negotiating power, exacting product, quality, and warranty standards, and potentially competitive internal solutions. If Rockley is unable to sell its products to these customers or is unable to enter into agreements with customers and suppliers on satisfactory terms, its prospects and results of operations will be adversely affected.

Many of Rockley’s customers and suppliers, and potential customers, are large corporations with substantial negotiating power relative to it and, in some instances, may have internal solutions that are competitive to Rockley’s products. Many of these large corporations that are customers or potential customers also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of Rockley’s time and resources. Rockley cannot assure you that its products or technology will secure design wins from these or other companies or that it will generate meaningful revenue from the sales of its products to these key customers and potential customers. If Rockley’s products are not selected by these large corporations or if these corporations develop or acquire competitive technology, it will have an adverse effect on Rockley’s business.

Rockley currently depends on a few large customers for a substantial portion of its revenue. The loss of, or a significant reduction in, orders from Rockley’s customers, including its largest customer, could significantly reduce its revenue and adversely impact Rockley’s operating results.

Rockley believes that its operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to a few large customers, including Apple Inc., Rockley’s largest customer, and Hengtong Rockley Technology Co., Ltd. (“HRT”), its second largest customer. Rockley’s two largest customers collectively accounted for 100% and 99.6% of Rockley’s revenue in 2020 and 2019, respectively. Revenue attributable to Rockley’s largest customer accounted for the majority of its revenue in 2020 and 2019, respectively. Rockley anticipates revenue attributable to this customer will fluctuate from period to period, although it expects to remain dependent on this customer for a significant portion of its revenue for the foreseeable future. Rockley has a master supply and development agreement with this customer, which provides a general framework for Rockley’s transactions with it. This agreement continues until either party terminates for material breach. Under this agreement, Rockley has agreed to develop and deliver new products to this customer at its request, provided it also meets Rockley’s business purposes, and has agreed to indemnify it for intellectual property infringement or any injury or damages caused by Rockley’s products. This customer does not have any minimum or binding purchase obligations to Rockley under this agreement and could elect to discontinue or reduce making purchases from Rockley with little or no notice.

HRT is a joint venture formed by Rockley with Hengtong Optic-Electric Co., Ltd. (“Hengtong”), a subsidiary of Hengtong Group, Co., Ltd., in 2017. Under the Sino-Foreign Equity Joint Venture Contract (the “JV Agreement”) and the related technology development agreement and license agreement, HRT must procure chipsets from Rockley for use in finished products and HRT owns the copyright in the final designs. HRT has a license to the underlying intellectual property in the reference designs and Rockley has certain non-compete obligations under the JV Agreement. During the years ended December 31, 2020 and 2019, Rockley made sales to HRT of $5.3 million and $6.7 million, respectively. See notes 3 and 11 to the notes to Rockley’s consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

In addition, customers may seek to enter into licensing arrangements in lieu of product purchases, which could negatively impact Rockley’s revenue, and, to a lesser extent, Rockley’s gross margins. If Rockley’s customers were to choose to work with other manufacturers or its relationships with its customers is disrupted for any reason, it could have a significant negative impact on Rockley’s business. Any reduction in sales attributable to Rockley’s larger customers would have a significant and disproportionate impact on Rockley’s business, financial condition, and results of operations.

Rockley’s customers, or the distributors through which it sells to these customers, may choose to use products in addition to Rockley’s, use a different product altogether, or develop an in-house solution. Any of these events could significantly harm its business, financial condition, and results of operations. In addition, if Rockley’s distributors’ relationships with Rockley’s end customers, including its larger end customers, are disrupted for inability to deliver sufficient products or for any other reason, it could have a significant negative impact on Rockley’s business, financial condition, and results of operations.

Rockley is dependent in part upon its relationships and alliances with industry participants to generate revenue, which involves risks and uncertainties.

Rockley has, and in the future may, acquire interests in joint ventures, which may subject Rockley to risk because, among other things, Rockley cannot exercise sole decision-making power and its partners may have different economic interests than Rockley has. For example, Rockley currently holds a 24.9% share in a strategic joint venture with another industry participant and is currently in discussions regarding potential licensing of technology to the joint venture in return for future payments. Rockley is therefore dependent on the successful execution of a licensing agreement with this joint venture partner to generate additional revenue. Rockley may also acquire interests in other joint ventures with third parties. There are additional risks involved in joint venture transactions. For example, as a co-investor in a joint venture, Rockley may not be in a position to exercise sole decision-making authority relating to the joint venture or other entity. As a result, the operations of any joint venture are subject to the risk that third parties may make business, financial, or management decisions with which Rockley does not agree, or the management of the joint venture may take risks or otherwise act in a manner that does not serve Rockley’s interests. Further, there may be a potential risk of impasse in some business decisions because Rockley may not be in a position to exercise sole decision-making authority. In such situations, it is possible that Rockley may not be able to exit the relationship because it may not have the funds necessary to complete a buy-out of the other partner or it may be difficult to locate a third-party purchaser for its interest. Because Rockley may not have the ability to exercise control over such operations, it may not be able to realize some or all of the benefits that it believes will be created from its involvement. In addition, there is the potential that a joint venture partner may become bankrupt or have divergent, conflicting, or inconsistent economic or business interests from Rockley. This could result in, among other things, exposing Rockley to liabilities of the joint venture in excess of its proportionate share of these liabilities. If any of the foregoing were to occur, Rockley’s business, financial condition, and results of operations could suffer.

If Rockley is unable to expand or further diversify its customer base, its business, financial condition, and results of operations could suffer.

Rockley currently expects the composition of its largest customers to vary over time, and that revenue attributable to its largest customers in any given period may decline over time. Rockley’s relationships with existing customers may deter potential customers who compete with these customers from buying Rockley’s products. If Rockley is unable to expand or further diversify its customer base, it could harm its business, financial condition, and results of operations.

Rockley does not currently have any products in commercial production. Accordingly, Rockley views its current customer relationships in the following stages: (a) customers with whom it is “engaged”, or in discussions with, regarding potential product features for incorporation into such customer’s end products or (b) customers with whom it is “contracted” where Rockley has non-binding MOUs or development and supply agreements. These non-binding MOUs and development and supply agreements provide a general framework for Rockley’s transactions with the customer and typically provide that Rockley will develop and deliver new products meeting the customer’s specifications. These agreements do not contain any minimum or binding purchase obligations. If Rockley is unable to transition customers with whom it is engaged in discussions to contracted customers or if Rockley fails to otherwise attract new customers, it would negatively impact Rockley’s ability to grow its business and gain market share, which in turn would harm Rockley’s financial condition and results of operations.

Because Rockley does not anticipate long-term purchase commitments with its customers, orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes Rockley to inventory risk, and may cause its business and results of operations to suffer.

Rockley anticipates that its products will be sold directly to customers as well as through distributors and resellers, with, in certain cases, no long-term or minimum purchase commitments from them or their end customers. Rockley expects that sales of its products will be primarily made pursuant to standard purchase orders, which orders may be cancelled, reduced, changed, or rescheduled with little or no notice or penalty. Cancellations of orders could result in the loss of anticipated sales without allowing Rockley sufficient time to reduce its inventory and operating expenses. In addition, changes in forecasts or the timing of orders from its customers expose Rockley to the risks of inventory shortages or excess inventory. As a result, Rockley’s revenue and operating results could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of Rockley’s customers, including Rockley’s larger customers. In the future, Rockley’s customers or its distributors or their end customers may decide to purchase fewer units than expected, may alter their purchasing patterns at any time with limited or no notice, or may decide not to continue to purchase Rockley’s products at all, any of which could cause Rockley’s revenue to decline materially and materially harm Rockley’s business, financial condition, and results of operations.

Cancellations of, reductions in, or rescheduling of customer orders could also result in the loss of anticipated sales without allowing Rockley sufficient time to reduce its inventory and operating expenses, as a substantial portion of Rockley’s expenses are fixed at least in the short term. In addition, changes in forecasts or the timing of orders expose Rockley to the risks of inventory shortages or excess inventory. Any of the foregoing events could materially and adversely affect Rockley’s business, financial condition, and results of operations.

If Rockley is unable to establish and maintain confidence in its long-term business prospects among customers and analysts and within its industry or is subject to negative publicity, then Rockley’s financial condition, operating results, business prospects, and access to capital may suffer materially.

Rockley has not yet fully developed or commercialized its products or services and the successful commercialization of Rockley’s products depends in part on Rockley’s customers and potential customers committing to use Rockley’s products in their own products. Customers may be less likely to purchase Rockley’s products if they are not convinced that Rockley’s business will succeed or that its service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with Rockley if they are not convinced that Rockley’s business will succeed. If Rockley is unable to establish and maintain confidence in its long-term business prospects among customers, suppliers, analysts, ratings agencies, and within its industry or is subject to negative publicity, then Rockley’s financial condition, operating results, business prospects, and access to capital may suffer materially.

Rockley’s investments in educating its customers and potential customers about the advantages of Rockley’s silicon photonics and sensing technology and its applications will require significant financial and talent resources and may not result in sales of Rockley’s products.

Educating Rockley’s prospective customers, and to a lesser extent, its existing customers, about Rockley’s silicon photonics and sensing technology and its applications in health monitoring devices, its advantages over competitive technologies, and the potential application of Rockley’s products in different industries and use cases is an integral part of Rockley’s strategy to expand into additional markets. Rockley’s efforts to educate potential customers and the market generally will require significant financial and talent resources. These educational efforts may not be successful and Rockley may not offset the costs of such efforts with revenue from the new customers. If Rockley is unable to acquire new customers to offset these expenses, its financial condition will be adversely affected.

Rockley’s business depends substantially on the efforts of its executive officers, including its Chief Executive Officer and founder, Dr. Andrew Rickman, OBE, and highly skilled talent, and its operations may be severely disrupted if it lost their services.

Rockley is highly dependent on its founder, Dr. Andrew Rickman, OBE as well its other executive officers, and the loss of his services would adversely affect Rockley’s business because his loss could make it more difficult to, among other things, compete with other market participants, manage Rockley’s research and development activities, and retain existing customers or cultivate new ones. Competition for highly-skilled talent is often intense and Rockley may incur significant costs to attract highly-skilled talent. Rockley may not be successful in attracting, integrating, or retaining qualified talent to fulfill its current or future needs. Rockley has, from time to time, experienced, and it expects to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of Rockley’s equity or equity awards declines it may adversely affect Rockley’s ability to retain highly skilled employees. If Rockley fails to attract new talent or fails to retain and motivate its current talent, its business and future growth prospects could be adversely affected.

Legal and Regulatory Risks Related to Rockley’s Business

Rockley is subject to governmental export and import control laws and regulations. Rockley’s failure to comply with these laws and regulations could have an adverse effect on its business, prospects, financial condition, and results of operations.

Certain of Rockley’s products and services are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. Exports of Rockley’s products and technology must be made in compliance with these laws and regulations. If Rockley fails to comply with these laws and regulations, Rockley and certain of its employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on Rockley and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers.

Changes to trade policy, tariffs, and import/export regulations may have a material adverse effect on Rockley’s business, financial condition, and results of operations.

Changes in global political, regulatory, and economic conditions, or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where Rockley may purchase its components, sell its products, or conduct its business, could adversely affect Rockley’s business. The United States has in the past instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations, or countries, and other government regulations affecting trade between the United States and other countries where Rockley conducts its business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments or any future similar developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect Rockley’s business. It may be time-consuming and expensive for Rockley to alter its business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on its business, financial condition, and results of operations.

Rockley may become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on its profitability and financial position.

Rockley may be, from time to time, involved in litigation, regulatory proceedings, and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with Rockley’s suppliers and customers, intellectual property claims, shareholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes, and employment and tax issues. In addition, Rockley could face in the future a variety of labor and employment claims against it, which could include but is not limited to general discrimination, wage and hour, privacy, ERISA, or disability claims. In such matters, government agencies or private parties may seek to recover from Rockley indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit Rockley’s operations in some way. These types of lawsuits could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material adverse impact on Rockley’s operating results and financial position or that its established reserves or its available insurance will mitigate this impact.

Rockley is subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the use, distribution, and sale of its products. Some of Rockley’s customers also require that it comply with their own unique requirements relating to these matters.

Rockley sells products that contain electronic components, and such components may contain materials that are subject to government regulation in locations where Rockley sells its products. For example, certain regulations limit the use of lead in electronic components. Since Rockley operates on a global basis, compliance with regulations is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that Rockley and its suppliers are in compliance with existing regulations in each market where it operates. If there is an unanticipated new regulation that significantly impacts Rockley’s use and sourcing of various components or requires more expensive components, that regulation could materially and adversely affect its business, results of operations, and financial condition. Rockley’s products may also be used in healthcare monitoring and other medical devices, which are subject to additional regulation. If Rockley fails to adhere to these new regulations or fails to continually monitor the updates, it may be subject to litigation, loss of customers, or negative publicity and its business, results of operations, and financial condition will be adversely affected.

Rockley may in the future become subject to additional regulations, including Food and Drug Administration (the “FDA”) clearance or approval, for health monitoring products in which Rockley’s products are incorporated. Achieving and maintaining compliance and approval under applicable regulations may be difficult to achieve.

Rockley’s products may be incorporated into end products in the health monitoring sector, including products which collect clinical data. Accordingly, it is possible that certain of Rockley’s products, or the end products which incorporate Rockley’s products will be subject to current and future regulation by the FDA, as well as by other federal, state, and local agencies. As Rockley’s target market is consumer wellness rather than medical, Rockley currently anticipates that FDA clearance will be unnecessary for its products targeting the consumer wearables market; however, Rockley intends to monitor and comply with regulations to the extent they become applicable to Rockley.

Manufacturers of medical devices are required to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing, and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, based on the risk level of the device. Governmental regulations specific to medical devices are wide-ranging and govern, among other things:

•	product design, development, and manufacture;

•	laboratory, pre-clinical and clinical testing, labeling, packaging, storage, and distribution;

•	premarketing clearance or approval;

•	record-keeping;

•	product marketing, promotion and advertising, sales, and distribution; and

•	post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals.

Rockley or its customers may not be able to obtain the necessary clearances or approvals for their products or may be unduly delayed in doing so, which could harm Rockley’s business. Furthermore, even if Rockley is granted regulatory clearances or approvals, they may include significant limitations on the permitted uses for the product, which may limit the market potential for the product. Delays in obtaining clearance or approval could increase Rockley’s costs and harm Rockley’s revenue and growth.

Additionally, Rockley’s products may be subject to regulation by similar agencies in other states and foreign countries. While Rockley believes that it has complied with all applicable laws and regulations, continued compliance with such laws or regulations, including any new laws or regulations, might impose additional costs on Rockley which could adversely affect its financial performance and results of operations.

Rockley is subject to various environmental laws and regulations that could impose substantial costs upon Rockley.

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and Rockley believes this will continue both in scope and in the number of countries participating. In addition, as climate change issues become more prevalent, foreign, federal, state, and local governments and Rockley’s customers have been responding to these issues. The increased focus on environmental sustainability may result in new regulations and customer requirements, or changes in current regulations and customer requirements, which could materially and adversely impact Rockley’s business, results of operations, and financial condition. If Rockley is unable to effectively manage real or perceived issues, including concerns about environmental impacts or similar matters, sentiments toward Rockley or its products could be negatively impacted, and its business, results of operations, or financial condition could suffer.

Rockley’s operations are and will be subject to foreign, federal, state, and local environmental laws and regulations, and such laws and regulations could directly increase the cost of energy, which may have an effect on the way Rockley manufactures products or utilizes energy to produce its products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components Rockley uses in its products. Environmental regulations require Rockley to reduce product energy usage, monitor and exclude an expanding list of restricted substances, and to participate in required recovery and recycling of its products. Environmental and health and safety laws and regulations can be complex, and Rockley has limited experience complying with them. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production, or a cessation of Rockley’s operations.

The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on Rockley’s financial condition or operating results. Rockley may face unexpected delays in obtaining the required permits and approvals in connection with its planned production facilities that could require significant time and financial resources and delay its ability to operate these facilities, which would adversely impact Rockley’s business, prospects, financial condition, and operating results.

Rockley is subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. Rockley can face criminal liability and other serious consequences for violations, which can harm its business.

Rockley is subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act of 2010, and possibly other anti-bribery and anti-money laundering laws in countries in which Rockley conducts activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. Rockley can be held liable for the corrupt or other illegal activities of its employees, agents, contractors, and other collaborators, even if Rockley does not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which Rockley operates may adversely impact its business, and such legal requirements are evolving, uncertain, and may require improvements in, or changes to, Rockley’s policies and operations.

Rockley’s current and potential future operations and sales are subject to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer, and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California recently enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact Rockley’s operations and the development of its business. Rockley has limited access to collect, store, process, or share certain information collected by its products, and Rockley’s products may evolve to collect additional information. Therefore, the full impact of these privacy regimes on Rockley’s business is rapidly evolving across jurisdictions and remains uncertain at this time.

Rockley may also be affected by cyber-attacks and other means of gaining unauthorized access to its products, systems, and data. For instance, cyber criminals or insiders may target Rockley or third parties with which it has business relationships to obtain data, or in a manner that disrupts Rockley’s operations or compromises its products or the systems into which its products are integrated.

Rockley is assessing the continually evolving privacy and data security regimes and measures it believes are appropriate in response. Since these data security regimes are evolving, uncertain, and complex, especially for a global business like Rockley, Rockley may need to update or enhance its compliance measures and these updates or enhancements may require implementation costs. In addition, Rockley may not be able to monitor and react to all developments in a timely manner. The compliance measures Rockley does adopt may prove ineffective. Any failure, or perceived failure, by Rockley to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting Rockley, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on its reputation and brand, loss of proprietary information and data, disruption to its business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines, and penalties or adverse publicity, and could cause customers and business partners to lose trust in Rockley, which could have an adverse effect on its reputation and business.

Further, in the event Rockley’s products, or the end products into which Rockley’s products are incorporated, involve the collection of personal medical or clinical data, Rockley would be subject to additional privacy regulations. For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations apply U.S. national standards for some types of electronic health information transactions and the data elements used in those transactions to ensure the integrity, security, and confidentiality of health information and standards to protect the privacy of individually identifiable health information businesses receive, maintain or transmit. The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”) expanded the scope of the privacy and security requirements under HIPAA and increased penalties for violations. In addition, the HITECH Act enacted federal breach notification rules requiring notification to affected individuals and the Department of Health and Human Services (and in some cases, relevant media outlets) whenever a breach of protected health information occurs. Rockley’s failure to maintain confidentiality of sensitive protected health information or other personal information in accordance with the applicable regulatory requirements could damage its reputation and expose Rockley to claims, fines, and penalties. Rockley’s business, operating results, and financial condition could also be negatively impacted by a violation of the HIPAA privacy or security rules or any other applicable privacy or data security law.

Many U.S. states and international jurisdictions in which Rockley operates also have laws and regulations that protect the privacy and security of confidential, protected health information, or other personal information and have similar or even more protection than U.S. federal regulations. Furthermore, state data breach notification laws continue to expand the type of protected health information and other personal information they encompass, and in many cases are more burdensome than the HIPAA/HITECH breach reporting requirements.

Regulations related to conflict minerals may cause Rockley to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of its products.

As a public company, Rockley will become subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require it to determine, disclose, and report whether its products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in Rockley’s products. In addition, Rockley will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of its products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such verification activities. It is also possible that its reputation may be adversely affected if Rockley determines that certain of its products contain minerals not determined to be conflict-free or if Rockley is unable to alter its products, processes, or sources of supply to avoid use of such materials.

Risks Related to Rockley’s Intellectual Property

Despite the actions Rockley is taking to defend and protect its intellectual property, Rockley may not be able to adequately protect or enforce its intellectual property rights or prevent unauthorized parties from copying or reverse engineering its products or technology. Rockley’s efforts to protect and enforce its intellectual property rights and prevent third parties from violating its rights may be costly.

The success of Rockley’s products and its business depend in part on Rockley’s ability to obtain patents and other intellectual property rights and maintain adequate legal protection for its products in the United States and other international jurisdictions. Rockley relies on a combination of patent, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect its proprietary rights, all of which provide only limited protection.

As of June 30, 2021, Rockley had 85 issued and allowed patents and 85 other patent applications pending in the United States and 59 patents in foreign jurisdictions. The 85 issued and allowed patents in the United States expire in the years beginning in 2021 through 2040. The 59 patents in foreign jurisdictions include 33 in the United Kingdom, 23 in China, and 3 in Japan, and they expire in the years beginning 2027 through 2039. Many of Rockley’s issued patents and pending patent applications relate to sensors and sensor chips.

Rockley cannot assure you that any patents will be issued with respect to its currently pending patent applications or that any trademarks will be registered with respect to its currently pending applications in a manner that gives Rockley adequate defensive protection or competitive advantages, if at all, or that any patents issued to Rockley or any trademarks registered by it will not be challenged, invalidated, or circumvented. Rockley may file for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available in all countries in which it operates or in which Rockley seeks to enforce its intellectual property rights, or may be difficult to enforce in practice. For example, the legal environment relating to intellectual property protection in certain emerging market countries where Rockley may operate in the future is relatively weaker, often making it difficult to create and enforce such rights. Rockley’s currently-registered trademarks and any patents and trademarks that may be issued or registered, as applicable, in the future with respect to pending or future applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Rockley cannot be certain that the steps it has taken will prevent unauthorized use of its technology or the reverse engineering of its technology. Moreover, others may independently develop technologies that are competitive to Rockley or infringe Rockley’s intellectual property.

Protecting against the unauthorized use of Rockley’s intellectual property, products, and other proprietary rights is expensive and difficult, particularly internationally. Unauthorized parties may attempt to copy or reverse engineer Rockley’s sensing technology or certain aspects of Rockley’s products or manufacturing processes that it considers proprietary. Litigation may be necessary in the future to enforce or defend Rockley’s intellectual property rights, to prevent unauthorized parties from copying or reverse engineering its products, or technology to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States.

Any such litigation, whether initiated by Rockley or a third party, could result in substantial costs and diversion of management resources, either of which could adversely affect Rockley’s business, operating results, and financial condition. Even if it obtains favorable outcomes in litigation, Rockley may not be able to obtain adequate remedies, especially in the context of unauthorized parties copying or reverse engineering its products or technology.

Further, many of Rockley’s current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than Rockley has. Attempts to enforce its rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against Rockley or result in a holding that invalidates or narrows the scope of Rockley’s rights, in whole or in part. Effective patent, trademark, service mark, copyright, and trade secret protection may not be available in every country in which Rockley’s products are available and competitors based in other countries may sell infringing products in one or more markets. Failure to adequately protect Rockley’s intellectual property rights could result in Rockley’s competitors offering similar products, potentially resulting in the loss of some of Rockley’s competitive advantage and a decrease in its revenue, which would adversely affect Rockley’s business, operating results, financial condition, and prospects.

Third-party claims that Rockley is infringing intellectual property, whether successful or not, could subject Rockley to costly and time-consuming litigation or expensive licenses, and its business could be adversely affected.

Although Rockley has applied for patents related to its products and technology, a number of companies hold patents covering aspects of sensing and photonic chip technologies. In addition to these patents, participants in this industry typically also protect their technology, especially embedded software, through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Rockley may in the future receive inquiries from other intellectual property holders and may become subject to claims that it infringes their intellectual property rights, particularly as Rockley expands its presence in the market, expands to new use cases, and faces increasing competition. In addition, parties may claim that the names and branding of Rockley’s products infringe their trademark rights in certain countries or territories. If such a claim were to prevail, Rockley may have to change the names and branding of its products in the affected territories and it could incur other costs.

Rockley currently has a number of agreements in effect pursuant to which it has agreed to defend, indemnify, and hold harmless its customers, suppliers, and channel partners and other counterparties from damages and costs which may arise from the infringement by Rockley’s products of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, and, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Rockley’s insurance may not cover all intellectual property infringement claims. A claim that its products infringe a third party’s intellectual property rights, even if untrue, could adversely affect Rockley’s relationships with its customers, may deter future customers from purchasing its products, and could expose Rockley to costly litigation and settlement expenses. Even if Rockley is not a party to any litigation between a customer and a third party relating to infringement by its products, an adverse outcome in any such litigation could make it more difficult for Rockley to defend its products against intellectual property infringement claims in any subsequent litigation in which it is a named party. Any of these results could adversely affect Rockley’s brand and operating results.

Rockley may in the future need to initiate infringement claims or litigation to try to protect its intellectual property rights. In addition to litigation where Rockley is a plaintiff, Rockley’s defense of intellectual property rights claims brought against it or its customers, suppliers, and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention, and force Rockley to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires Rockley to pay substantial damages or obtain an injunction and also Rockley may lose the opportunity to license its technology to others or to collect royalty payments. An adverse determination also could invalidate or narrow Rockley’s intellectual property rights and adversely affect its ability to offer its products to its customers and may require that Rockley procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could adversely affect Rockley’s business, reputation, operating results, financial condition, and prospects.

Rockley’s intellectual property applications, including patent applications, may not be approved or granted or may take longer than expected to result in approval or grant, which may have a material adverse effect on Rockley’s ability to prevent others from commercially exploiting products similar to Rockley’s.

Rockley cannot be certain that it is the first inventor of the subject matter to which it has filed a particular patent application, or if it is the first party to file such a patent application. If another party has filed a patent application to the same subject matter as Rockley has, Rockley may not be entitled to the protection sought by the patent application. Rockley also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent or the timing of any approval or grant of a patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, Rockley cannot be certain that the patent applications that it files will issue, or that its issued patents will afford protection against competitors with similar technology. In addition, Rockley’s competitors may design around Rockley’s registered or issued intellectual property, which may adversely affect Rockley’s business, prospects, financial condition, and operating results.

In addition to patented technology, Rockley relies on its unpatented proprietary technology, trade secrets, designs, experiences, workflows, data, processes, software, and know-how.

Rockley relies on proprietary information (such as trade secrets, designs, experiences, workflows, data, know-how, and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress, or service mark protection, or that Rockley believes is best protected by means that do not require public disclosure. Rockley generally seeks to protect this proprietary information by entering into confidentiality agreements, or consulting, services, or employment agreements that contain non-disclosure and non-use provisions with its employees, consultants, contractors, and third parties. However, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement, or misappropriation of its proprietary information, may be limited as to their term, and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Rockley has limited control over the protection of trade secrets used by its current or future manufacturing counterparties and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, Rockley’s proprietary information may otherwise become known or be independently developed by its competitors or other third parties. To the extent that its employees, consultants, contractors, advisors, and other third parties use intellectual property owned by others in their work for Rockley, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of Rockley’s proprietary rights, and failure to obtain or maintain protection for its proprietary information could adversely affect its competitive business position. Furthermore, laws regarding trade secret rights in certain markets where Rockley operates may afford little or no protection to its trade secrets.

Rockley also relies on physical and electronic security measures to protect its proprietary information, but it cannot provide assurance that these security measures will not be breached or provide adequate protection for its property. There is a risk that third parties may obtain and improperly utilize Rockley’s proprietary information to its competitive disadvantage. Rockley may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce its intellectual property rights.

Rockley may be subject to damages resulting from claims that it or its current or former employees have wrongfully used or disclosed alleged trade secrets of its current or former employees’ former employers. Rockley may be subject to damages if its current or former employees wrongfully use or disclose Rockley’s trade secrets.

Rockley may be subject to claims that it or its current or former employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of a current or former employee’s former employers. Litigation may be necessary to defend against these claims. If Rockley fails to defend against such claims, in addition to paying monetary damages, it may lose valuable intellectual property rights or talent. A loss of key talent or their work product could hamper or prevent Rockley’s ability to commercialize its products, which could severely harm its business. Even if Rockley is successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Infrastructure, Cybersecurity and Privacy

A network or data security incident may allow unauthorized access to Rockley’s network or data, harm its reputation, create additional liability, and adversely impact its financial results.

Rockley and its third-party service providers may face security threats and attacks from a variety of sources. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in attacks (including advanced persistent threat intrusions) and increase the risks to Rockley’s internal networks and customer facing environments and the information they store and process. These risks may increase due to COVID-19. A breach in Rockley’s data or an attack against its service availability, or that of its third-party service providers, could impact Rockley’s networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of Rockley’s products, and the information stored on Rockley’s networks or those of its third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could subject Rockley to liability and cause it financial harm.

Unauthorized access by a third party to Rockley’s internal network, any actual or perceived breach of network security in its systems or networks, or any other actual or perceived data security incident Rockley or its third-party service providers suffer, could result in damage to its reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over its competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, Rockley may incur significant costs to investigate and remediate any security breaches and other security incidents. Rockley’s data, corporate systems, third-party systems, and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to its data. For example, in late 2020, Rockley was subject to phishing attacks, one involving a spoofed email whereby certain vendor account information was charged and payment was made to a fraudulent account and a second closely timed incident where a “forwarding” rule was applied to the spoofed email’s recipient. While no personal data was accessed and the issue was addressed, the incident resulted in a net loss of approximately $66,345, which loss has been accounted for in Rockley’s 2020 financial statements (which amount has been offset by a payout under our cybersecurity insurance policy in March 2021). While Rockley maintains cybersecurity insurance, such insurance may be insufficient to cover all liabilities incurred by these incidents, and any incidents may result in loss or increased costs of its cybersecurity insurance. Any of these negative outcomes could adversely impact the market perception of, and investor confidence in, Rockley.

Any disruption or performance issues with Rockley’s network infrastructure could harm its brand, reputation, and business.

Rockley has experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints, and fraud. Any disruptions or other performance problems with Rockley’s products or reliability or security of Rockley’s systems could harm its reputation, brand, and Rockley’s business and operating results. In addition, Rockley must continually improve its computer network and infrastructure to avoid service interruptions or slower system performance. Rockley will need to devote additional resources to improving its platform architecture and its infrastructure. Any failure or delays in Rockley’s computer systems could cause service interruptions or slower system performance. These performance issues could harm Rockley’s business operations and financial condition.

Rockley relies on third parties to maintain and operate certain elements of its network infrastructure.

Rockley relies on third parties to operate and maintain certain elements of its network infrastructure. Interruptions in Rockley’s systems or the third-party systems on which it relies, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of Rockley’s network infrastructure and website. Rockley’s existing data center facilities and third-party hosting providers have no obligations to renew their agreements with Rockley on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time, with no or limited notice. If any of these arrangements with third parties are terminated, Rockley could experience interruptions, as well as downtime, delays, and additional expenses in arranging alternative cloud infrastructure services. Rockley may incur significant liability from those customers and from third parties with respect to any breach of security affecting third parties’ infrastructure.

Risks Related to Financial and Accounting Matters

Rockley’s failure to raise additional capital or generate the significant capital necessary to expand its operations could reduce its ability to compete and could harm its business.

Rockley intends to continue to make investments to support its product development efforts and overall business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance its products or acquire complementary businesses and technologies. Accordingly, Rockley may in the long-term need to engage in equity or debt financings to secure additional funds. If Rockley raises additional equity or equity-linked financing, shareholders may experience dilution of their ownership interests. Current and future indebtedness may also contain terms that, among other things, restrict Rockley’s ability to incur additional indebtedness. Rockley may also be required to take other actions that would otherwise be in the interests of the debt holders and would require it to maintain specified liquidity or other ratios, any of which could harm Rockley’s business, operating results, and financial condition. Rockley may not be able to obtain additional financing on terms favorable to it, if at all. If Rockley is unable to obtain adequate financing or financing on satisfactory terms when required, Rockley’s ability to continue to support its business growth and to respond to business challenges could be significantly impaired, and its business may be adversely affected.

The nature of Rockley’s business requires the application of complex revenue recognition rules. Significant changes in current principles will affect its consolidated financial statements and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm its results of operations.

The accounting rules and regulations with which Rockley must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the U.S. Securities and Exchange Commission (the “SEC”), and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, many companies’ accounting disclosures are being subjected to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could impact Rockley’s financial statements.

In preparing Rockley’s consolidated financial statements, Rockley makes good faith estimates and judgments that may change or turn out to be erroneous, which could adversely affect Rockley’s operating results.

In preparing Rockley’s consolidated financial statements in conformity with GAAP, Rockley must make estimates and judgments in applying Rockley’s most critical accounting policies. Those estimates and judgments have a significant impact on the results Rockley reports in its consolidated financial statements. The most difficult estimates and subjective judgments that Rockley makes relate to (i) revenue recognition including variable consideration, (ii) useful lives and recoverability of property and equipment and long-lived assets, (iii) incremental borrowing rates on the Company’s finance and operating leases, (iv) valuation of our convertible loan notes, (v) valuation allowances for income taxes, (vi) stock-based compensation including the valuation of ordinary shares, (vii) valuation of warrants and (viii) contingencies. Rockley bases its estimates on historical experience, input from outside experts, and on various other assumptions that Rockley believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Rockley also has other key accounting policies that are not as subjective, and therefore, their application would not require Rockley to make estimates or judgments that are as difficult, but which nevertheless could significantly affect its financial reporting. Actual results may differ materially from these estimates. In general, if Rockley’s estimates, judgments, or assumptions relating to its critical accounting policies are inaccurate or change or if actual circumstances differ from its estimates, judgments, or assumptions, including uncertainty in the current economic environment due to COVID-19, its operating results may be adversely affected and could fall below Rockley’s publicly announced projections or the expectations of securities analysts and investors.

Additionally, Rockley regularly monitors its compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to it. As a result of new standards, changes to existing standards, and changes in their interpretation, Rockley might be required to change its accounting policies, alter its operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or Rockley may be required to restate its published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on Rockley’s reputation, business, financial position, and profit, or cause an adverse deviation from Rockley’s revenue and operating profit target, which may negatively impact Rockley’s financial results. For more information, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q.

Rockley’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, Rockley had $79.3 million of U.K. net operating loss carryforwards available to reduce future taxable income and will be carried forward indefinitely. To the extent Rockley is not able to offset future taxable income with its net operating losses, Rockley’s cash flows may be adversely affected.

Risks Related to Being a Public Company

Rockley’s management team has varying degrees of experience managing and operating a public company.

Members of Rockley’s management team have varying degrees of experience managing and operating a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Additionally, some members of Rockley’s management team were recently hired, including its Senior Director of Sensing Application Algorithm Development, Controller, Senior Director of Sensing Product Module Development, and VP of Sensing Cloud, and AI Product. Rockley’s management team may not successfully or efficiently manage their new roles and responsibilities. Rockley’s transition to being a public company subjects it to significant regulatory oversight and reporting obligations under the U.S. securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from Rockley’s senior management and could divert their attention away from the day-to-day management of Rockley’s business. Rockley may not have adequate key talent with the appropriate level of knowledge, experience, and training in the accounting policies, practices, or internal controls over financial reporting required of public companies. The development and implementation of the standards and controls necessary for Rockley to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that Rockley will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods. These factors could adversely affect Rockley’s business, financial condition, and operating results.

If Rockley fails to maintain an effective system of internal controls, its ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

Upon the closing of the Business Combination, Rockley became subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the New York Stock Exchange (“NYSE”). The requirements of these rules and regulations have increased, and Rockley expects ongoing compliance with these rules and regulations will continue to increase its legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on its talent, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that Rockley maintain effective disclosure controls and procedures and internal control over financial reporting. Rockley is continuing to develop and refine its disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to Rockley’s principal executive and financial officers.

Rockley’s current controls and any new controls that it develops may be inadequate because of changes in conditions in its business. Further, additional weaknesses in Rockley’s internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect Rockley’s operating results or cause it to fail to meet its reporting obligations and may result in a restatement of Rockley’s financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of Rockley’s internal control over financial reporting that it is required to include in its periodic reports Rockley will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in Rockley’s reported financial and other information.

In order to maintain and improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, Rockley has expended and anticipates that it will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of its internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase Rockley’s operating costs and could materially and adversely affect its ability to operate its business. If Rockley’s internal controls are perceived as inadequate or that it is unable to produce timely or accurate financial statements, investors may lose confidence in Rockley’s operating results and Rockley’s share price could decline.

Rockley’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after Rockley is no longer an emerging growth company. At such time, Rockley’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which Rockley’s controls are documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on Rockley’s business and operating results.

In addition to Rockley’s results determined in accordance with GAAP, Rockley believes certain non-GAAP measures may be useful in evaluating its operating performance. Rockley presents certain non-GAAP financial measures in this quarterly report on Form 10-Q and intends to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present its non-GAAP financial measures could cause investors to lose confidence in its reported financial and other information, which would likely have a negative effect on the trading price of its ordinary shares.

The requirements of being a public company may strain Rockley’s resources, divert management’s attention, and affect its ability to attract and retain qualified board members.

Upon the closing of the Business Combination, Rockley became subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased, and will continue to increase, Rockley’s legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on its systems and resources. Among other things, the Exchange Act requires that public companies file annual, quarterly, and current reports with respect to their business and operating results. In addition, the Sarbanes-Oxley Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to meet the requirements of this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm Rockley’s business and operating results. As a private company, Rockley was not required to comply with these requirements and as such, had not invested in the resources required for such compliance. Although Rockley has already hired additional employees to comply with these requirements, it may need to hire even more employees in the future and will need to engage its auditors to review its quarterly and annual reports, which will increase its costs and expenses.

In addition, changing laws, regulations, and standards related to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Rockley intends to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If Rockley’s efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against Rockley and its business may be harmed.

General Risks

The global COVID-19 pandemic could harm Rockley’s business and results of operations.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities and organizations to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders, and similar mandates and guidelines for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

The COVID-19 pandemic has negatively impacted, and will likely continue to have a negative impact on, worldwide economic activity and financial markets and has impacted, and will further impact, Rockley’s workforce and operations, the operations of its customers, and those of their respective channel partners, vendors, and suppliers. In light of the uncertain and evolving situation and various international and government restrictions and guidelines, Rockley has taken measures intended to mitigate the spread of the virus and minimize the risk to its employees, channel partners, end-customers, and the communities in which it operates. Specifically, these measures include transitioning its employee population to work remotely from home, which is planned to continue through June 30, 2021 with the anticipated roll out of a phased return to office plan in through September 30, 2021 in accordance with government guidance and, in accordance with applicable government directives, reducing on-site operations at its facilities. Certain key laboratory employees and facilities were designated as Essential Critical Infrastructure and Rockley was able to continue internal testing and laboratory work to the extent necessary to service customer commitments. To facilitate on-site operations, revised operational and manufacturing plans were implemented that conform to COVID-19 precautionary health guidelines, including universal requirement of facial coverings, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks, regular and thorough disinfecting of surfaces and tools, and regular testing of its employees for COVID-19. The remaining non-essential workforce was required to perform their duties from home.

Rockley intends to continue to monitor the situation and may adjust its current policies as more information and public health guidance become available. Any precautionary measures that Rockley has adopted or may adopt could negatively affect Rockley’s sales and marketing efforts, delay and lengthen its sales cycles, and create operational or other challenges, any of which could harm its business and results of operations. In addition, COVID-19 may disrupt the operations of Rockley’s customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact Rockley’s business and results of operations, including cash flows.

The ongoing impact will depend on the duration of the pandemic, which is being mitigated by advances in the treatment of the disease, prevention efforts including vaccines, broad government measures to contain the spread of the virus, and related government stimulus measures. However, should Rockley experience sustained impact from the pandemic, additional actions such as cost reduction measures may need to be implemented. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers; customers deciding to delay or abandon their planned product development programs and product commercialization timelines; increased requests for delayed payment terms by customers and channel partners; changes in the demand of Rockley’s products, which may cause it to reprioritize its engineering and research and development efforts; and delays or possible disruptions in its supply chain. Until the COVID-19 pandemic is contained and global economic activity stabilizes, it will continue to be more difficult for Rockley to forecast its operating results.

The recurrence or continued effects of a global economic downturn as a result of the COVID-19 pandemic could have an adverse effect on Rockley’s business and operating results.

Rockley operates globally and as a result its business and revenue are impacted by global macroeconomic conditions. The multinational efforts to contain the spread of COVID-19 had a significant adverse effect on the global macroeconomic environment. In addition, the instability in the global credit markets, uncertainties regarding the effects of Brexit, uncertainties related to the timing of the lifting of governmental restrictions to mitigate the spread of COVID-19, uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil, and other disruptions to global and regional economies and markets could continue to add uncertainty to global economic conditions.

These adverse conditions could result in longer sales, development, and production cycles, slower adoption of new technologies, and increased price competition. As a result, any continued or further uncertainty, weakness, or deterioration in global macroeconomic and market conditions may cause Rockley’s customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales, development, and production cycles, any of which could harm its business and operating results.

Item 6.	Exhibits

Exhibit Number	Description

2.1†	Business Combination Agreement and Plan of Merger, dated as of March 19, 2021, by and among SC Health Corporation, Rockley Photonics Limited, Rockley Photonics Holdings Limited and Rockley Mergersub Limited (incorporated by reference from Annex A contained in the Registration Statement on Form S-4 (File No. 333-255109)).

3.1	Amended and Restated Memorandum and Articles of Association of Rockley Photonics Holdings Limited.

4.1	Warrant Agreement among American Stock Transfer & Trust Company, SC Health Corporation and SC Health Holdings Limited (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-255109)).

4.2	Assignment, Assumption and Amendment Agreement among Computershare Trust Company, N.A., Computershare Inc., SC Health Corporation, SC Health Holdings Limited and Rockley Photonics Holdings Limited.

4.3	Form of Specimen Warrant Certificate of Rockley Photonics Holdings Limited (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-255109)).

4.4	Form of Specimen Ordinary Share Certificate of Rockley Photonics Holdings Limited (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-4 (File No. 333-255109)).

4.5	Form of Lock-Up Agreement.

10.1†	Form of Investor Subscription Agreement (incorporated by reference from Annex E contained in the Registration Statement on Form S-4 (File No. 333-255109)).

10.2†	Form of Individual Subscription Agreement (incorporated by reference from Annex F contained in the Registration Statement on Form S-4 (File No. 333-255109).

10.3†	Form of Registration Rights and Lock-up Agreement (incorporated by reference from Annex G contained in the Registration Statement on Form S-4 (File No. 333-255109)).

10.4+	Form of Indemnification Agreement between Rockley Photonics Holdings Limited and its officers and directors (incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.5+†	Rockley Photonics Holdings Limited 2021 Stock Incentive Plan and the Forms of Stock Option Agreement, Restricted Stock Unit Agreement and Restricted Stock Agreement.

10.6+	Rockley Photonics Limited 2013 Equity Incentive Plan and Forms of Stock Option Agreements (incorporated by reference from Exhibit 10.9 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.7+†	Rockley Photonics Holdings Limited Employee Stock Purchase Plan.

10.8	Investment Management Trust Agreement, dated July 11, 2019, by and between the SC Health Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 10.11 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.9	Sino-Foreign Equity Joint Venture Contract, dated December 19, 2017, by and between Hengtong Optic-Electric Co., Ltd. and Rockley Photonics Limited (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.10	Intra Group Loan Agreement, dated February 24, 2021, by and between Rockley Photonics Oy and Rockley Photonics Limited (incorporated by reference from Exhibit 10.13 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.11	Lease Agreement, dated November 20, 2015, by and between 21st Century Techbanq LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.14 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.12	First Amendment to Lease Agreement, dated April 27, 2016, by and between 21st Century Techbanq Pasadena LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.13	Second Amendment to Lease Agreement, dated April 7, 2017, by and between 21st Century Techbanq Pasadena LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.14	Third Amendment to Lease Agreement, dated November 1, 2017, by and between 21st Century Techbanq Pasadena LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.15	Fourth Amendment to Lease Agreement, dated August 6, 2019, by and between 21st Century Techbanq Pasadena LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.16	Fifth Amendment to Lease Agreement, dated May 24, 2020, by and between 21st Century Techbanq Pasadena LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-255109)).

Exhibit Number	Description

10.17	Sixth Amendment to Lease Agreement, dated January 27, 2021, by and between 21st Century Techbanq Pasadena LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.18	Seventh Amendment to Lease Agreement, dated January 27, 2021, by and between 21st Century Techbanq Pasadena LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.21 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.19	Office Lease, dated November 27, 2018, by and between RiverPark Tower I Owner LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.22 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.20	Office Lease, dated January 11, 2021, by and between Boardwalk Office Associates, LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.23 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.21	First Amendment to Office Lease, dated January 21, 2021, by and between Boardwalk Office Associates, LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.24 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.22	Licence, dated November 26, 2018, by and between Newport Wafer Fab Limited and Rockley Photonics Limited (incorporated by reference from Exhibit 10.25 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.23†	Amendment and Restated Facility Agreement between Rockley Photonics Limited, Certain Companies as Guarantors, Argentum Securities Ireland plc as Original Lender, Credit Suisse International as Agent and Security Agent, and SIG-I Capital AG as Arranger.

10.24+	Employment Agreement dated April 1, 2020, by and between Andrew Rickman and Rockley Photonics Limited (incorporated by reference from Exhibit 10.27 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.25+	Equity Side Letter with Andrew Rickman.

10.26+	Deed of Amendment to Andrew Rickman’s Employment Agreement.

10.27+	Deed of Termination to Rockley Ventures Limited Consultancy Agreement.

10.28+	Amended and Restated Employment Agreement for Mahesh Karanth.

10.29+	Amended and Restated Employment Agreement for Amit Nagra.

10.30+	Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34—47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10 Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

†

Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted exhibits or schedules to the SEC upon request.

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockley Photonics Holdings Limited

Date: August 16, 2021		/s/ Dr. Andrew Rickman, OBE
	Name:	Dr. Andrew Rickman, OBE
	Title	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ Mr. Mahesh Karanth
	Name:	Mr. Mahesh Karanth
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)