Form 10-Q/A
period 2021-06-30
Rockley Photonics Holdings Ltd
filed 2021-08-26
CIK 1852117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No.1
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
3rd Floor 1 Ashley Road
Altrincham, Chesire
United Kingdom, WA14 2DT
+44 (0) 1865 292017
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.000004026575398 par value per share	RKLY	New York Stock Exchange
Warrants, each whole warrant exercisable for one ordinary share at an exercise price of $11.50 per share	RKLY.WS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The registrant had outstanding 126,256,257 shares of ordinary shares as of August 12, 2021.

EXPLANATORY NOTE

Rockley Photonics Holdings Limited (the "Company") is filling this Amendment No. 1 (this "Amendment No. 1) to its Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarter ended June 30, 2021, which was originally filed with the Securities and Exchange Commission on August 16, 2021 (the "Original Filing") for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit to this Amendment No. 1 provides the unaudited financial statements and related unaudited notes from the Form 10-Q formatted in Extensible Business Reporting Language (XBRL).

Other than the addition of Exhibit 101, no other changes have been made to the Original Filing.
This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended June 30, 2021.

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

Forward-looking statements are subject to several risks and uncertainties (many of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•the Company’s ability to achieve commercial production of its products and technology, including in a timely and cost-effective manner;

•the Company’s ability to achieve customer design wins, convert memoranda of understanding and development contracts into production contracts, and achieve customer acceptance of its products and technology;

•risks related to purchase orders, including the lack of long-term purchase commitments, the cancellation, reduction, delay, or other changes in customer purchase orders, and if and to the extent customers seek to enter into licensing arrangements in lieu of purchases;

•the Company’s history of losses and need for additional capital and its ability to access additional financing to support its operations and execute on its business plan, as well as the risks associated with any future financings;

•legal and regulatory risks, including those related to its products and technology and any threatened or actual litigation;

•risks associated with its fabless manufacturing model and dependency on third-party suppliers;

•the Company’s reliance on a few significant customers for a majority of its revenue and its ability to expand and diversify its customer base;

•the Company’s financial performance;

•the impacts of COVID-19 on the Company, its customers and suppliers, its target markets, and the economy;

•the Company’s ability to successfully manage growth and its operations as a public company;

•fluctuations in the Company’s stock price and the Company’s ability to maintain the listing of its ordinary shares on the NYSE;

•the Company’s ability to anticipate and respond to industry trends and customer requirements;

•changes in the Company’s current and future target markets;

•intellectual property risks;

•the Company’s ability to compete successfully;

•market opportunity and market demand for, and acceptance of, the Company’s products and technology, as well as the customer products into which the Company’s products and technology are incorporated;

•risks related to international operations;

•risks related to cybersecurity, privacy, and infrastructure;

•risks related to financial and accounting matters;

•general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets;

•the Company’s ability to realize the anticipated benefits of the Business Combination (as defined herein) and costs associated with the Business Combination; and

•changes adversely affecting the businesses or markets in which the Company is engaged, and other factors described under the heading “Risk Factors” herein and in other documents the Company files with the Securities and Exchange Commission (the “SEC”) in the future.

RISK FACTOR SUMMARY

Risks Related to the Company’s Business and Industry; Customer-Related Risks

•If the Company does not fully develop or commercialize its products and services, or if such products and services experience significant delays, the Company’s business, financial condition, and results of operation will be materially and adversely affected;

•The Company has a history of recurring losses and a significant accumulated deficit, which raises substantial doubt about its ability to continue as a “going concern.” The Company expects to incur significant research and development expenses and devote substantial resources to commercializing new products, which could increase its losses and negatively impact its ability to achieve or maintain profitability;

•If the end products into which the Company’s products are incorporated are not fully developed and commercialized or do not achieve widespread market acceptance, or if such products experience delays, cancellations, or reductions, or if the Company’s products are not selected for inclusion in its customers’ end products, are not adopted in other industry verticals or use cases, or are not adopted by leading consumer and medical device companies, the Company’s business will be materially and adversely affected;

•The Company’s forecasts and projections are based upon assumptions, analyses, and internal estimates developed by the Company’s management. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, the Company’s actual operating results may differ materially from those forecasted or projected;

•The Company expects its results of operations to fluctuate on a quarterly and annual basis, which could cause its share price to fluctuate or decline;

•If the Company is unable to manage its growth or scale its operations, its business and operating results could be materially and adversely affected;

•Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate;

•The Company’s international operations expose it to operational, financial, and regulatory risks, which could harm the Company’s business;

•The Company is susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt its supply chain and could delay deliveries of its products to customers, which in turn could adversely affect the Company’s business, results of operations, and financial condition;

•If the Company is unable to sell its products to its target customers, including large corporations with substantial negotiating power, or is unable to enter into agreements with customers and suppliers on satisfactory terms, its prospects and results of operations will be adversely affected;

•The Company currently depends on a few large customers for a substantial portion of its revenue. The loss of, or a significant reduction in, orders from the Company’s customers, or the Company’s failure to diversify its customer base, could significantly reduce its revenue and adversely impact the Company’s operating results;

•Because the Company does not anticipate long-term purchase commitments with its customers, orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes the Company to inventory risk, and may cause its business and results of operations to suffer; and

•The Company’s business depends substantially on the efforts of its executive officers, including its Chief Executive Officer and founder, Dr. Andrew Rickman.

Regulatory, Intellectual Property, Infrastructure, Cybersecurity and Privacy Risks

•The Company’s failure to comply with applicable governmental export and import control laws and regulations, including those related to the use, distribution, and sale of its products, U.S. Food and Drug Administration clearance or approval requirements, or privacy, data protection, and information security requirements in the jurisdictions in which the Company operates could materially harm its business and operating results;

•The Company may not be able to adequately protect or enforce its intellectual property rights or prevent unauthorized parties from copying or reverse engineering its products or technology. Further, the Company’s intellectual property applications, including patent applications, may not be approved or granted; and

•A network or data security incident or disruption or performance issues with the Company’s network infrastructure could harm its brand, reputation, and business, as well as its operating results.

Risks Related to Financial and Accounting Matters

•The Company’s failure to raise additional capital or generate the significant capital necessary to expand its operations could reduce its ability to compete and could harm its business; and

•In preparing the Company’s consolidated financial statements, the Company makes good faith estimates and judgments that may change or turn out to be erroneous, which could adversely affect the Company’s operating results.

Risks Related to Being a Public Company and General Risks

•The requirements of being a public company may strain the Company’s resources, divert management’s attention, and affect its ability to attract and retain qualified board members; and

•The global COVID-19 pandemic could harm the Company’s business and results of operations.

PART I - FINANCIAL INFORMATION
Item 1.Financial Statement (Unaudited)

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Balance Sheets
(in thousands)

	As of
	June 30, 2021	March 11, 2021
	(Unaudited)
Assets
Current assets
Receivable from affiliate	$50	$50
Total current assets	50	50
Total assets	$50	$50

Commitments and contingencies

Shareholder's equity
Shareholder's equity:
Ordinary shares and additional paid-in capital (Note 2)	$50	$50
Total Shareholder's equity	50	50

See accompanying notes to condensed consolidated financial statements.

Rockley Photonics Holdings Limited
Notes to Condensed Financial Statement
(Unaudited)
1.Organization and Background
Rockley Photonics Holdings Limited (“Holdco”, "we", "us", or "our" ) was incorporated in the Cayman Islands with limited liability on March 11, 2021.
As more fully described below, on August 11, 2021, Holdco completed a merger with SC Health Corporation and Rockley Photonics Limited ("Rockley"), with Rockley surviving the merger as a wholly-owned subsidiary of Holdco (the “Business Combination”). Immediately following the completion of the Business Combination and the related organizational transactions on August 11, 2021, Holdco received $168.0 million in gross proceeds. Rockley will operate, conduct and control all of the business and affairs of Holdco.
SC Health and the shareholders of Rockley hold approximately 1.4% and 82.4% ownership interest in Rockley Photonics Holdings Limited, respectively.

Basis of Presentation

Our balance sheets have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Statements of income, shareholders’ equity and cash flows have not been presented because, as of March 11, 2021 and through to June 30, 2021, we have not engaged in any business or other activities except in connection with our formation.
2.Shareholder's Equity
On March 11, 2021, upon formation of Holdco, our board of directors (the "Rockley Photonics Holdings Limited Board") authorized the issuance of 1 ordinary share with an initial par value of $0.00001 per share, to Dr. Andrew Rickman, OBE. Rockley contributed additional paid-in capital of $50,000 at the formation of Holdco in contemplation of the organizational transactions discussed in sections below.
3.Subsequent Events
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
The Business Combination was consummated on August 11, 2021 and Holdco became a publicly traded company listed on the New York Stock Exchange ("NYSE") under the symbol "RKLY". Subsequent to the consummation of the Business Combination, Rockley and its subsidiary entities became a wholly owned subsidiary of Holdco.

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

ROCKLEY PHOTONICS LIMITED
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited and in thousands, except share amounts)

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2020	33,637,762	201,576	(232,883)	(31,307)
Net loss	—	—	(64,777)	(64,777)
Exercise of stock options	87,244	137	—	137
Exercise of warrants	23,278	—	—	—
Issuance of warrants	—	263	—	263
Stock-based compensation	—	1,725	—	1,725
Balance, March 31, 2021	33,748,284	203,701	(297,660)	(93,959)
Net loss	—	—	(30,557)	(30,557)
Exercise of stock options	77,336	146	—	146
Stock-based compensation	—	1,976	—	1,976
Balance, June 30, 2021	33,825,620	205,823	(328,217)	(122,394)

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’Deficit
Balance, December 31, 2019	33,337,115	$188,865	$(152,606)	$36,259
Net loss	—	—	(16,426)	(16,426)
Exercise of stock options	3,730	20	—	20
Exercise of warrants	5,523	7	—	7
Stock-based compensation	—	1,644	—	1,644
Ordinary share issuance, net of issuance costs	147,432	2,087	—	2,087
Balance, March 31, 2020	33,493,800	$192,623	$(169,032)	$23,591
Net loss	—	—	(10,003)	(10,003)
Exercise of stock options	—	—	—	—
Exercise of warrants	—	—	—	—
Stock-based compensation	—	2,545	—	2,545
Ordinary share issuance, net of issuance costs	—	(126)	—	(126)
Balance, June 30, 2020	33,493,800	$195,042	$(179,035)	$16,007
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

ROCKLEY PHOTONICS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Description of Business and Significant Accounting Policies
Description of Business
Rockley Photonics Limited and its subsidiary entities (together, “we”, “us”, “our”, "Rockley" or, “the Company”) was founded in 2013 in the United Kingdom. We specialize in the research and development of integrated silicon photonics chipsets and have developed a versatile, application specific, third-generation silicon photonics platform specifically designed for the optical integration challenges facing numerous mega-trend markets. We have partnered with multiple tier-1 customers across the markets to deliver complex optical systems required for transformational sensor, communications, and medical product realization.
Basis of Presentation and Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the interim periods presented. The statements have been prepared in accordance with GAAP for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Rockley Photonics Holdings Limited's Registration Statement on Form S-4 (File No. 333-255019), which was declared effective by the SEC on July 22, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
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
On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments ("Topic 326"), requiring the measurement and recognition of expected credit losses for financial assets held at amortized cost, which include our accounts receivable and contract assets. The standard also requires that the Company recognizes credit impairment losses related to our available-for-sale debt securities through an allowance for credit losses instead of a reduction in the cost basis. The Company adopted this guidance on January 1, 2021. The adoption of the guidance did not have a material impact on the condensed consolidated financial statements.
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
(Unaudited)

2.Revenue Recognition
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
3.Equity Method Investment
As of June 30, 2021 and December 31, 2020, we held an investment in Hengtong Rockley Technology Co., Ltd (“HRT”) and we appointed two of the HRT's five board members. HRT manufactures and sells optical fiber transceivers based on silicon photonics chipsets. HRT has share capital consisting solely of ordinary shares. We hold 24.9% of HRT’s ordinary shares, which is the same as the proportion of its voting rights. We consider HRT to be a variable interest entity upon which the Company does exercise significant influence, but the Company concluded it does not control the investment. Accordingly, the investment in HRT is accounted for under the equity method. We elected to use a three-month lag to record our share of HRT’s results. See Note 11, Related Party Transactions for details on the Company’s transactions with HRT.

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
4.Fair Value Measurements
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
5.Balance Sheet Components
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

Finance lease right-of-use assets, net (in thousands):

ROCKLEY PHOTONICS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

ROCKLEY PHOTONICS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.Long Term Debt
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
3.00% – 2020 Convertible Notes
The discussion on the 3.00% – 2020 Convertible Notes is fully described in Note 7 of the “Notes to Consolidated Financial Statements” included in the Rockley Photonics Holdings Limited's Registration Statement on Form S-4 (File No. 333-255019), filed with Securities and Exchange Commission (SEC) on May 28, 2021.
We accrued unpaid interest of $0.1 million and $0.3 million in the three and six months ended June 30, 2021, respectively. The accrued unpaid interest for the three and six months ended June 30, 2020 was immaterial.

ROCKLEY PHOTONICS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three and six months ended June 30, 2021, we recorded a loss of $1.1 million and $4.1 million, respectively in the condensed consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments. See Note 4, Fair Value Measurements for information about the assumptions used to measure the fair value of the 3.00% Convertible Notes as of June 30, 2021.
8.00% – 2020 Convertible Notes
The discussion on the 8.00% Convertible Notes is fully described in Note 7 of the “Notes to Consolidated Financial Statements” included in the Rockley Photonics Holdings Limited's Registration Statement on Form S-4 (File No. 333-255019), filed with Securities and Exchange Commission (SEC) on May 28, 2021.
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
2020 Term Facility Loan
The discussion on the 2020 Term Facility Loan is fully described in Note 7 of the “Notes to Consolidated Financial Statements” included in the Rockley Photonics Holdings Limited's Registration Statement on Form S-4 (File No. 333-255019), filed with Securities and Exchange Commission (SEC) on May 28, 2021.
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
5.00% – $50.0 Million Convertible Notes
On January 11, 2021, we issued convertible loan notes for an aggregate principal amount of $50.0 million. The 5.00% – $50.0 Million Convertible Notes mature on the fifth anniversary date of the instrument and bear interest at a rate of 5.00% per annum. The 5.00% – $50.0 Million Convertible Notes contain no financial covenants. We accrued unpaid interest of $0.1 million and $0.3 million in the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the total amount borrowed was $10.3 million. The 5.00% – $50.0 Million Convertible Notes are convertible as follows:
(a)In the event of a qualified financing even with total proceeds raised not less than $25.0 million, the outstanding principal amount and any unpaid accrued interest shall automatically convert into the most senior class of share at a conversion price being lower of 15% discount to the per share subscription price of the equity shares or the price obtained by diving $1,500.0 million by fully diluted share capital of the Company at the date of conversion;
(b)At an exit event, redeem the outstanding principal amount and any unpaid accrued interest on the original principal or convert the outstanding principal amount of all notes and any unpaid accrued interest into the most senior class of share of the Company at a conversion price equal to the lower of 15% discount to the price per share and the price obtained by dividing $1,500.0 million by fully diluted share capital of the Company at the date of conversion;

ROCKLEY PHOTONICS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(c)At the maturity date, convert into the most senior class of shares at a conversion price by dividing $1,500.0 million by fully diluted share capital of the Company at the date of conversion.

We elected to account for the 5.00% – $50.0 Million Convertible Notes at fair value as of the issuance date. Management believes that the fair value option better reflects the underlying economics of the 5.00% – $50.0 Million Convertible Notes. Under the fair value election, changes in fair value are reported in the condensed consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments. For the three and six months ended June 30, 2021, we recorded a loss of $0.3 million and $0.9 million, respectively. See Note 4, Fair Value Measurements for information about the assumptions we used to measure the fair value of the 5.00% – $50.0 Million Convertible Notes.
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
(a)In an equity qualified financing event with total proceeds raised not less than $25.0 million, the outstanding principal amount and any unpaid accrued interest shall automatically convert into the most senior class of share at a conversion price being lower of 25% discount to the per share subscription price of the equity shares or the price obtained by diving $800.0 million by fully diluted share capital of the Company at the date of conversion;
(b)At an exit event, redeem the outstanding notes for an amount equal to 100% of the outstanding principal plus accrued interest or convert the outstanding principal amount into the most senior class of share of the Company, at a conversion price equal to the lower of 25% discount to the price per share and the price obtained by dividing $800.0 million by fully diluted share capital of the Company at the date of conversion; or
(c)At the maturity date, convert into the most senior class of shares at a conversion price by dividing $675.0 million by the number of issued shares in the capital of the Company on a fully diluted basis or repay the amount equal to 100% of the outstanding principal amount plus any accrued interest.
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

ROCKLEY PHOTONICS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
(a)In an equity qualified financing event with total proceeds raised not less than $25.0 million, the outstanding principal amount and any unpaid accrued interest shall automatically convert into the most senior class of share at a conversion price being lower of 25% discount to the per share subscription price of the equity shares or the price obtained by diving $800.0 million by fully diluted share capital of the Company at the date of conversion;
(b)At an exit event, redeem the outstanding notes for an amount equal to the outstanding principal plus any unpaid accrued interest or convert the outstanding principal amount of all notes and any unpaid accrued interest into the most senior class of share of the Company, at a conversion price equal to the lower of a 25% discount to the price per share and the price obtained by dividing $800.0 million by fully diluted share capital of the Company at the date of conversion; or
(c)At the maturity date, convert into the most senior class of shares at a conversion price by dividing $800.0 million by fully diluted share capital of the Company at the date of conversion.
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
Paycheck Protection Program
The discussion on paycheck protection program is fully described in Note 7 of the “Notes to Consolidated Financial Statements” included in the Rockley Photonics Holdings Limited's Registration Statement on Form S-4 (File No. 333-255019), filed with Securities and Exchange Commission (SEC) on May 28, 2021.
During June 2021, the $2.9 million of borrowings outstanding under the Paycheck Protection Program ("PPP") Loan was forgiven in full. Forgiveness income is recorded as a component of other income, net in the condensed consolidated statements of operations and comprehensive loss.
7.Income Taxes
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
8.Ordinary Shares
Ordinary shares have no liquidation preferences and entitle holders to one vote per share. Ordinary shareholders are entitled to receive non-cumulative dividends, when and if declared by our Board of Directors.
9.Earnings per Share

ROCKLEY PHOTONICS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
For the three and six months ended June 30, 2021 and 2020, we excluded the potential effect of the following in the calculation of the diluted loss per share, as the effect would be anti-dilutive due to losses incurred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Outstanding warrants, less outstanding warrants with a $0.01 exercise price	899,698	842,717	899,698	842,717
Outstanding options (including performance options)	6,700,277	6,412,668	6,700,277	6,412,668
	7,599,975	7,255,385	7,599,975	7,255,385
10.Stock-Based Compensation
The Company has established a number of share-based incentive plans for current employees, directors and others, which include Share Appreciation Rights ("SARs"), 2013 Share Option Plan and Warrants.
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
The following table summarizes the stock option activity related to the 2013 Share Option Plan:

ROCKLEY PHOTONICS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Options Outstanding	Average Exercise Price Per Share	Remaining Contractual Life (Years)	Intrinsic Value
				(In thousands)
Balances as of December 31, 2020	7,207,044	$4.94	6.75	$110,552
Options granted	—	$—
Options exercised	(164,580)	$1.72
Options forfeited	(331,068)	$10.30
Options expired	(11,119)	$6.66
Balances as of June 30, 2021	6,700,277	$4.75	6.16	$133,661
Options exercisable—June 30, 2021	4,989,774	$3.56	5.31	$105,483
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

ROCKLEY PHOTONICS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Warrants Outstanding	Weighted- Average Exercise Per Shares	Weighted- Average Contractual Life (Years)
Balances as of December 31, 2020	1,013,103	$7.33	6.45
Warrants issued	18,694	$18.16
Warrants exercised	(23,278)	$0.00
Balances as of June 30, 2021	1,008,519	$7.70	5.78
11.Related Party Transactions
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
12.Leases
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
13.Commitments and Contingencies
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
14. Defined Contribution Plan
We have defined contribution plans, under which we contribute based on a percentage of the employees’ elected contributions. We will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general and administrative expenses and research and development in the condensed consolidated statements of operations and comprehensive loss. Defined contributions were $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Defined contributions were $0.4 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.
15. Supplemental Cash Flow Information
Non-cash operating, investing, and financing activities, and supplemental cash flow information are as follows (in thousands):

ROCKLEY PHOTONICS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Supplemental Cash Flow Information:
Interest paid	$271	$45
Income tax paid	$210	$80

Non-cash Operating Activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,187	$—
	$2,187	0

Non-cash Investing Activities:
Unpaid property and equipment received	$1,163	$295
	$1,163	$295
Non-cash Financing Activities:
Unpaid deferred transaction costs	$5,201	$—
Forgiveness of Paycheck Protection Program loan	$(2,860)	$—
	$2,341	$—
16. Subsequent Events
Subsequent events have been evaluated through the date that these financial statements were issued.
Rockley Photonics Holdings Limited ("Holdco") was formed on March 11, 2021 for the purpose of effecting a merger or other similar business combination with one or more operating businesses. Holdco had neither engaged in any operations nor generated significant revenue through June 30, 2021.
On March 19, 2021, the Company entered into a definitive agreement to combine with SC Health Corporation ("SC Health"), a publicly traded special purpose acquisition company. The transaction resulted in Rockley becoming a publicly traded company.
On July 22, 2021, Rockley Photonics Holdings Limited's Form S-4 Registration Statement received a Notice of Effectiveness from the Securities and Exchange Commission ("SEC").
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
The Business Combination was consummated on August 11, 2021 and Rockley Photonics Holdings Limited became a publicly traded company listed on the New York Stock Exchange ("NYSE") under the symbol "RKLY". Subsequent to the consummation of the Business Combination, the Rockley Photonics Limited and its subsidiary entities became a wholly owned subsidiary of Rockley Photonics Holdings Limited.
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

ROCKLEY PHOTONICS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company's issued and outstanding convertible loan notes (other than certain convertible notes issued in connection with the 2020 Term Facility Loan, of which 30% were converted to ordinary shares of Holdco and 70% were converted to convertible notes of Holdco that mature on August 31, 2022), inclusive of interest accrued thereon, converted into ordinary shares of Holdco at a conversion price of $10.00 per share.
The Company's issued and outstanding warrants were converted to ordinary shares of Holdco.
In connection with the transaction, we incurred legal, accounting, and other professional fees in connection with the completion of the Business Combination. Through August 12, 2021, we have paid approximately $29.3 million of these expenses. As of August 12, 2021, approximately $14.8 million of these expenses remained unpaid.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of our financial condition and results of operations should be read together with Rockley's condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and together with Rockley’s audited condensed consolidated financial statements and the related notes included in the final prospectus/proxy statement filed with the SEC pursuant to Rule 424(b)(3) on July 22, 2021. This discussion and analysis reflects our historical results of operations and financial position, and, except as otherwise indicated below, does not give effect to the Business Combination. Historic results are not necessarily indicative of future results. As used in discussion, references to “the company,” “Rockley,” “we,” “us,” and “our,” are intended to refer to the business and operations of Rockley prior to the Business Combination and the business and operations of Holdco as directly or indirectly affected by Rockley by virtue of Holdco’s ownership of Rockley following the Business Combination, unless the context clearly indicates otherwise.
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
We expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
•continue to invest in our technology and our silicon photonics solutions;
•continue to develop innovative solutions and applications for our technology;
•commercialize our silicon photonics solutions;
•continue to invest in our sales and marketing activities and distribution channels;
•invest and improve our operational, financial, and management information systems;
•increase our headcount;
•maintain and expand our intellectual property portfolio; and
•enhance internal functions to support our operations as a public company.
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
Business Combination and Public Company Costs
On March 19, 2021, SC Health Corporation ("SC Health"), Rockley Photonics Holdings Limited ("Holdco"), Merger Sub, and the Company entered into a definitive Business Combination Agreement pursuant to which Holdco to acquire all of the issued and outstanding equity interest of the Company and SC Health. Merger Sub, a newly formed subsidiary of Holdco, merged with and into SC Health, with SC Health surviving the merger. Merger Sub ceased to exist and SC Health became a wholly owned subsidiary of Holdco.
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
The Business Combination was consummated on August 11, 2021. Holdco became a publicly traded company listed on the New York Stock Exchange ("NYSE") under the symbol "RKLY" on August 12, 2021.

Consideration for the Business Combination consisted of ordinary shares of Holdco issued in exchange for all outstanding ordinary shares of the Company and SC Health, determined on a fully diluted basis, as if all of the Company's issued and outstanding convertible loan notes (other than certain convertible notes issued in connection with the Company’s term facility with Argentum Securities Ireland plc, of which 30% was converted to ordinary shares of Holdco prior to the Scheme becoming effective and 70% was converted to convertible notes of Holdco that will mature on August 31, 2022), inclusive of interest accrued thereon, converted into ordinary shares of Holdco at a conversion price of $10.00 per share, and options exercisable for Holdco ordinary shares issued in exchange for all outstanding options exercisable for Rockley ordinary shares.
The following expenses were incurred upon closing of the Business Combination:
•Total non-recurring transaction costs estimated at approximately $44.1 million, of which the Company expects approximately $1.0 million to be expensed; and
•The payment of deferred legal fees, underwriting commission, and other costs in connection with the initial public offering.
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
•Rockley’s existing shareholders will hold a majority ownership interest in Holdco, irrespective of whether or not existing shareholders of SC Health exercise their right to redeem their ordinary shares of SC Health;
•Rockley’s existing senior management team will comprise senior management of Holdco;
•Rockley’s is the larger of the companies based on historical operating activity and employee base; and
•Rockley’s operations will comprise the ongoing operations of Holdco.
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
Change in equity method investment captures our share of losses of the investment in Hengtong Rockley Technology Co., Ltd ("HRT") according to our percentage of ownership.

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
Limitations of Non-GAAP Measures
These non-GAAP financial measures are not prepared in accordance with GAAP, are supplemental in nature, and are not intended, and should not be construed, as the sole measure of our performance, and should not be considered in isolation from or as a substitute for comparable financial measures prepared in accordance with GAAP. There are a number of limitations related to EBITDA and Adjusted EBITDA, including the following:

•EBITDA and Adjusted EBITDA exclude certain recurring, non-cash charges, such as depreciation of property and equipment and/or amortization of intangible assets. While these are non-cash charges, we may need to replace the assets being depreciated and amortized in the future and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect cash requirements for these replacements or new capital expenditure requirements;
•EBITDA and Adjusted EBITDA do not reflect interest expense, net, which may constitute a significant recurring expense in the future;
•Adjusted EBITDA excludes stock-based compensation, which may constitute a significant recurring expense in the future, as equity awards are expected to continue to be an important component of our compensation strategy; and
•Future expenses may be similar to the non-recurring special items that are excluded from Adjusted EBITDA.
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
As of the date of this quarterly report on Form 10-Q, management believes that the cash that may be generated by the closing of the of the Business Combination and the PIPE Financing will be sufficient to fund both our cash needs for the execution of our business strategy at least the next 12 months, including (1) investing in research and developments activities, including completion and commercialization of our wearables, smart phone and point-of-care technologies, (2) investing in backend processing, intellectual property protection, quality control and process, (3) expanding sales and marketing activities, and (4) pursuing strategic partnerships. However, our anticipated cash needs could vary materially and negatively as a result of a number of factors, including:

•Timing and the costs involved in bringing our products to market;
•Anticipated customer contracts and design wins may not materialize;
•Delay in launching our products due to technical challenges from our customers or our product development team;
•Pricing and the volume of sales of our products may be different from our forecast;
•Execution delays due to resources constraints;
•Assisting our fab partners with expansion of production capacity;
•The cost of maintaining, expanding and protecting our intellectual property portfolio, including litigation costs and liabilities;
•The cost of additional general and administrative talent, including accounting and finance, legal and human resources, as a result of becoming a public company; and
•Rockley’s additional investment requirement needed for Hengtong Rockley Technology Co., Ltd. to be self-sufficient; and
•Other risks discussed in the section entitled “Risk Factors.”
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
Cash Flows from Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities was $54.5 million, primarily consisting of net losses of $95.3 million, adjusted by non-cash depreciation and amortization of $2.0 million, bad debt expense of $0.4 million, stock-based compensation of $3.7 million, equity-method investment loss of $0.5 million, and loss related to the change in fair value of debt instruments of $45.7 million. Changes in assets and liabilities for the six months ended June 30, 2021 included the following: decreases in accounts receivable and other current assets, offset by increases in other receivables, prepaid expenses, trade payables and accrued expenses.
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
While our significant accounting policies are described in Note 1 of our condensed consolidated financial statements included in this quarterly report on Form 10-Q, we believe that the following accounting policies are most critical to understanding our financial condition and historical and future results of operations:

•Revenue recognition;
•Equity valuations;
•Fair value of financial instruments and fair value measurements; and
•Income taxes
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
The assumptions and estimates applied by the Company to derive the inputs for inclusion in the Black-Scholes pricing model are as follows:

•Fair value of ordinary shares—see “Ordinary shares Valuations” discussion below;
•Expected Term—This is the period that the options or warrants that have been granted are expected to remain unexercised. The Company employs the average period the stock options and warrants are expected to remain outstanding;
•Volatility—This is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As the Company does not yet have sufficient history of its own volatility, management has identified several guideline comparable companies and estimates volatility based on the volatility of those companies;
•Risk-Free Interest Rate—This is the U.S. Treasury rate, having a term that most closely resembles the expected life of the stock option or warrant; and
•Dividend Yield—The Company has not and does not expect to pay dividends on its ordinary shares in the foreseeable future.
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
Ordinary Shares Valuations
The Company uses valuations of its ordinary shares for various purposes, including, but not limited to, the determination of the exercise price of stock options and warrants and inclusion in the Black-Scholes option pricing model. The Company also uses valuations of its ordinary shares for determining the fair value of its convertible loan notes. As a privately held company, the lack of an active public market for our ordinary shares requires our management and board of directors to exercise reasonable judgment and consider a number of factors in order to make the best estimate of fair value of our equity. We engaged the assistance of a third-party valuation specialist to determine the fair value of the ordinary shares by first estimating the fair value of our total enterprise value and total equity value using a combination of the income approach and guideline transaction method. Estimating our total enterprise value and total equity value requires the application of significant judgment and assumptions. Factors considered in connection with estimating these values:

•Rockley’s historical financial results and future financial projections;
•The lack of marketability of Rockley’s ordinary shares;
•The likelihood of achieving a liquidity event, such as an initial public offering or business combination, given prevailing market conditions;
•Industry outlook; and
•General economic outlook, including economic growth, inflation and unemployment, interest rate environment and global economic trends.

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
Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

Item 4.Controls and Procedures
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
Item 1.Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, any material legal proceeding threatened against us or any of our officers or directors in their capacity as such.

Item 1A.Risk Factors
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
Rockley expects to continue to incur operating losses for the foreseeable future as it:

•continues to invest in its technology and its silicon photonics chipsets and modules, as well as its cloud-based analytics subscription service;
•continues to develop innovative solutions and applications for its technology;
•commercializes its silicon photonics solutions;
•continues to invest in its sales and marketing activities and distribution channels;
•invests and improves its operational, financial, and management information systems;
•increases its headcount;
•expands its intellectual property portfolio; and
•enhances internal functions, systems, and infrastructure to support its anticipated transition to a public company.

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
Rockley is targeting the deployment of its products in the consumer health and wellness and medical device sectors and forecasts of Rockley’s future results contained in this quarterly report on Form 10-Q assume that Rockley will successfully commercialize its products and achieve significant market penetration in these sectors. As a result, if Rockley’s products are not selected for inclusion by consumer device and medical device companies or life sciences companies, or their suppliers, Rockley’s actual results may differ materially from the Company's forecasts and projections and Rockley’s business would be materially and adversely affected.

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
Rockley was founded in 2013, completed development of its advanced sensing platform in 2019, launched its healthcare module offering in 2020, and has not yet fully developed and commercialized any of its products. This relatively limited operating history makes it difficult to evaluate Rockley’s future prospects and the risks and challenges it may encounter. The risks and challenges which may impact Rockley’s future prospects and business include, but are not limited to, its ability to:

•successfully commercialize its products and services, including its silicon photonics chipsets, module applications, and analytics subscription service;
•develop innovative applications for its silicon photonics and sensing technology;
•expand its sales and marketing activities and distribution channels;
•improve its operational, financial, and management information systems;
•attract, hire, integrate, and retain qualified talent to support the growth of its business. This includes increasing headcount to appropriately staff to projected growth;
•protect its intellectual property portfolio;
•enhance internal, systems, functions, and infrastructure to support its anticipated transition to a public company;
•comply with existing and new or modified laws and regulations applicable to its business;
•manage capital expenditures for its current and future products, as well as its supply chain and supplier relationships;
•anticipate and respond to macroeconomic changes and changes in the markets in which it operates;
•effectively manage its growth and business operations, including the impacts of the COVID-19 pandemic on its business; and
•hire, integrate, and retain qualified talent to support the growth of its business.
If Rockley fails to successfully manage the risks and difficulties that it faces, including those associated with the challenges listed above and those described elsewhere in this “Risk Factors Related to Rockley's Business and Industry” section, its business, financial condition, and results of operations could be materially and adversely affected. Further, because Rockley has a limited operating history and has not yet commercialized its products, it is difficult to accurately assess its future prospects or financial performance. Rockley has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If Rockley’s assumptions regarding these risks and uncertainties, which it uses to plan and operate its business, are incorrect or change, or if it does not address these risks successfully, its results of operations could differ materially from its expectations and its business, financial condition, and results of operations could be materially and adversely affected.
Rockley’s forecasts and projections are based upon assumptions, analyses, and internal estimates developed by Rockley’s management. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, Rockley’s actual operating results may differ materially from those forecasted or projected.
Rockley’s forecasts and projections are subject to uncertainty and are based on assumptions, analyses, and internal estimates developed by Rockley’s management, all or some of which may not prove to be correct or accurate. If these assumptions, analyses, or estimates, including, but not limited to, those related to estimated revenue, production costs, operating expenses, and cash utilization, prove to be incorrect or inaccurate, Rockley’s actual operating results may differ materially from those forecasted or projected. We have in the past experienced actual results which varied from our estimates. These assumptions, analyses, or estimates are subject to risks and uncertainties, some of which are outside of Rockley’s control. These risks and uncertainties include, but are not limited to, risks discussed elsewhere in this “Risk Factors Related to Rockley's Business and Industry” section and in this quarterly report on Form 10-Q, as well as those discussed below:

•Revenue-related assumptions:
◦Customer contracts and design wins: Rockley’s existing memoranda of understanding (“MOUs”) and development contracts may not ultimately convert into production contracts. In addition, Rockley may be unable to secure design wins from additional customers in a timely manner;
◦Form of customer arrangement: It is possible that instead of entering into agreements with customers for the purchase of a significant amount of Rockley’s products, Rockley may be required to enter into license arrangements with certain customers, any of which would have a significant impact on the revenue Rockley has currently forecasted to achieve;
◦Timing of launch and delivery: Rockley or Rockley’s customers may encounter delays in the launch or delivery of Rockley’s product or the customer’s end product incorporating Rockley’s product, including due to a customer’s decision to delay the launch of a product, Rockley’s ability to deliver its product in a timely manner to a customer, which in turn may result in the customer canceling a contract, technical challenges, or customer-related delays in its development program;
◦Pricing and volume fluctuation: Rockley may experience pricing and volume fluctuations due to price negotiations, lower than anticipated unit volumes, delays in volume ramp, decreases in average selling prices due to competition or market dynamics, or other factors; and
◦Timing and execution of customer agreements: Rockley may face difficulties in meeting customer milestones in a timely manner or achieving required technical specifications. In addition, Rockley may experience execution delays under its NRE programs, including with its largest customer, due to resource constraints or customer delay. Further, to the extent Rockley were to enter into licensing arrangements in lieu of a product sale with a customer, including its largest customer, it could have a significant negative impact on Rockley’s anticipated revenue.
•Production cost-related assumptions:
◦Production volume and ramp: Rockley has in the past, and may in the future experience delays in contract execution, lower than expected manufacturing yields, manufacturing delays, and technical challenges, including if and when Rockley commences commercial production of its products, any of which could negatively impact forecasted production volume and ramp;
◦Production cost: Rockley may be unable to secure the volume pricing or yield cost levels underlying its assumptions and indirect materials and production overhead costs may exceed forecasted amounts; and
◦Inventory and obsolescence: Rockley’s quality, warranty, return merchandise authorization, and inventory obsolescence may exceed forecasted amounts. Rockley may also experience product recalls which are not included in Rockley’s assumptions. Further, Rockley may incur greater than expected costs in connection with its NRE programs.
•Operating expenses and cash utilization-related assumptions: Rockley’s cash utilization may exceed currently anticipated rates due to a variety of factors, including lower than expected revenue, revenue delays, higher than anticipated production and manufacturing costs, operating expenses, and capital expenditures, lower than anticipated average selling prices, greater than anticipated cash needs for internal resources and organic growth, and potential strategic investments and acquisitions not currently anticipated.
The Company's forecasts and projections also include forecasts and estimates relating to the expected size and growth of the markets in which Rockley operates or intends to enter, including the consumer wearables, mobile device, and medical device markets. Such markets may not develop or grow, or may develop and grow at a lower rate than expected, and even if these markets experience the forecasted growth described in this quarterly report on Form 10-Q, Rockley may not grow its business at similar rates, or at all. Accordingly, the forecasts and estimates of market size and growth described in this quarterly report on Form 10-Q should not be taken as a guarantee or other indication of Rockley’s future growth or results of operations. In addition, these forecasts may be materially and adversely affected by a number of factors outside of Rockley’s control, including, but limited to, factors associated with the ongoing COVID-19 pandemic.

The strategic initiatives Rockley has undertaken or may undertake in the future may be more costly than currently anticipated and Rockley may not generate sufficient revenue to offset the costs of these initiatives, which in turn would negatively impact Rockley’s ability to achieve and maintain profitability.
Rockley continues to invest in initiatives designed to grow its business, including:

•partnering with customers and potential customers to develop and commercialize Rockley’s products;
•investing in research and development;
•investing in its workforce, including its engineering talent;
•expanding its sales, marketing, and distribution efforts;
•investing in new applications and markets for its products;
•partnering with third-parties to develop manufacturing processes; and
•investing in legal, accounting, and other administrative and internal functions necessary to support its operations as a public company.
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
Rockley expects its results of operations to fluctuate on a quarterly and annual basis, which could cause the Company's share price to fluctuate or decline.
Rockley’s revenue and operating results have fluctuated in the past and may vary significantly in the future. Historical comparisons of its operating results may not be relevant, or indicative of future results. In particular, because Rockley’s revenue to date has been generated from NRE and development services for customer-specific designs of silicon photonics chipsets for testing in the customers’ end products, revenue in any given quarter or period can fluctuate based on the timing and success of its customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Rockley’s quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of its control and may not fully reflect the underlying performance of Rockley’s business. These fluctuations could adversely affect Rockley’s ability to meet its expectations or those of securities analysts, ratings agencies, or investors. If Rockley does not meet these expectations for any reporting period, the value of its business and its securities, could decline significantly. Factors that may cause these quarterly fluctuations include, but are not limited to, those listed below:

•the timing and magnitude of NRE services revenue in any quarter;
•the timing and magnitude of operating expenses incurred, including research and development expenses;
•Rockley’s ability to meet product development roadmaps and timelines, which in turn may be impacted by resource constraints and must meet certain technical standards;
•the timing and degree of success of commercialization of Rockley’s products;
•Rockley’s ability to attract and retain customers and successfully transition customers with which it is engaged in discussions to contracted customers with whom it has MOUs or development and supply agreements and to attract new customers;
•changes in terms of customer agreements;

•the ability of Rockley’s customers to commercialize and achieve widespread market adoption of products incorporating Rockley’s products;
•the timing and magnitude of orders and shipments of Rockley’s products in any quarter;
•the mix of product sales and licensing arrangements in lieu of product sales;
•the actual timing and magnitude of sales returns and warranty claims of Rockley’s products in any quarter may differ from estimate;
•Rockley’s ability to develop, introduce, commercialize, manufacture, and ship in a timely manner products that meet customer requirements;
•disruptions in Rockley’s sales channels or termination of its relationships with key channel partners;
•customer demand and product life cycles;
•the receipt, reduction, or cancellation of, or changes in the forecasts or timing of, orders by customers;
•fluctuations in the levels of inventories held by distributors or end customers;
•the gain or loss of significant customers, including Rockley’s largest customer;
•fluctuations in sales by customers who incorporate Rockley’s products into their products;
•cyclicality, seasonality, and the competitive landscape in Rockley’s target markets;
•fluctuations in manufacturing yields;
•changes in pricing, product cost, product volume, and product mix;
•sales of subscriptions to Rockley’s cloud-based analytics subscription service, if and when commercially launched, and in the future, the rate of renewal of subscriptions by existing customers, the extent the use of subscription offerings and related services is expanded under such subscriptions, and timing and magnitude of any such subscriptions which are not renewed;
•the mix of customers licensing the service on a subscription basis as compared to a perpetual license;
•the size, timing, and terms of its subscription agreements with new customers;
•supply chain disruptions, delays, shortages, and capacity limitations as a result of the COVID-19 pandemic or other reasons;
•the impact and duration of the global COVID-19 pandemic;
•the timing and rate of broader market adoption of consumer and medical devices utilizing Rockley’s products or technology across the consumer wearables, mobile device, and medical device sectors;
•changes in the competitive landscape in Rockley’s target markets, including industry consolidation, regulatory developments, and new market entrants;
•Rockley’s ability to effectively manage its third-party suppliers and manufacturing partners;
•changes in the source, cost, and availability of materials and components incorporated in Rockley’s products;
•adverse litigation, judgments, settlements or other litigation-related costs, or claims that may give rise to such costs;
•general economic, industry, and market conditions, including trade disputes; and
•Rockley’s forecasts of market growth in this quarterly report on Form 10-Q may not be accurate.
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
Rockley is pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, consumer health and wellness applications and healthcare monitoring devices require complex technology. Because these products may incorporate technology from other companies, commercialization of these products could be delayed or impaired on account of certain technological components of Rockley or others not being ready to be deployed. Although Rockley currently has MOUs or development and supply agreements with various consumer and medical device companies, these companies may not be able to commercialize products incorporating Rockley’s products immediately, or at all. Regulatory developments, many of which are outside of Rockley’s control, could also cause delays or otherwise impair commercial adoption of these products. Rockley’s future financial performance will depend on its ability to make timely investments in the correct market opportunities. Given the evolving nature of the markets in which Rockley operates in, it is difficult to predict customer demand or adoption rates for its products or the future growth of the markets in which it operates. As a result, the Company's financial projections may not necessarily reflect various estimates and assumptions that may not prove accurate and these projections could differ materially from actual results due to the risks included in this “Risk Factors Related to Rockley's Business and Industry” section, among others. If demand does not develop or if Rockley cannot accurately forecast customer demand, the size of its markets, inventory requirements, or its future financial results, its business, results of operations, and financial condition will be adversely affected.
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

Rockley’s ability to compete successfully depends, in part, on factors that are outside of its control, including industry and general economic trends. Rockley’s ability to compete successfully will depend on a number of factors, including its ability to:

•define, design, and regularly introduce new products that anticipate the functionality and integration needs of Rockley’s customers’ next-generation products and applications;
•build strong and long-lasting relationships with Rockley’s customers and other industry participants;
•cost-effectively develop and commercialize products which compete favorably with competitors’ products;
•achieve design wins;
•accurately estimate the effectiveness and success of Rockley’s customers’ end products incorporating Rockley’s products in their competitive end markets;
•expand its research and development capabilities to provide innovative solutions and maintain Rockley’s product roadmap;
•strengthen its sales and marketing efforts, brand awareness and reputation;
•deliver products in volume on a timely basis at competitive prices;
•withstand or respond to significant price competition;
•build and expand international operations in a cost-effective manner;
•obtain, maintain, protect, and enforce Rockley’s intellectual property rights;
•defend potential patent infringement claims arising from third parties;
•promote and support Rockley’s customers’ incorporation of Rockley’s products into their products; and
•retain high-level talent, including Rockley’s management team and engineers.
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
Rockley may pursue strategic investments or acquisitions in the future. If Rockley fails to successfully select, execute, or integrate its acquisitions, then its business, results of operations, and financial condition could be materially and adversely affected, and the Company's share price could decline.
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
Failure to successfully identify, complete, manage, and integrate acquisitions could materially and adversely affect its business, financial condition, and results of operations and could cause the Company's share price to decline.

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
Rockley is committed to growing its international sales, and while it has committed resources to expanding its international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue;
•political and economic instability, international terrorism, and anti-American or British sentiment, particularly in emerging markets;
•disadvantages of competing against companies from countries that are not subject to U.S. and U.K. laws and regulations, including the Foreign Corrupt Practices Act, Office of Foreign Assets Control regulations, and U.S. anti-money laundering regulations, as well as exposure of Rockley’s foreign operations to liability under these regulatory regimes;
•preference for locally branded products, and laws and business practices favoring local competition;
•potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there;
•less effective protection of intellectual property;
•stringent regulation of the end products incorporating Rockley’s products and stringent consumer protection and product compliance regulations, including but not limited to General Data Protection Regulation in the European Union, European competition law, the Restriction of Hazardous Substances Directive, the Waste Electrical and Electronic Equipment Directive, and the European Ecodesign Directive that are costly to comply with and may vary from country to country;
•difficulties and costs of staffing and managing foreign operations;
•foreign taxes, including withholding of payroll taxes; and
•the U.S. government’s and U.K. government’s restrictions on certain technology transfer to certain countries of concern.
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
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of Rockley’s equity or equity awards declines, it may adversely affect Rockley’s ability to retain highly skilled employees. If Rockley fails to attract new talent or fails to retain and motivate its current talent, its business and future growth prospects could be adversely affected.

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
Manufacturers of medical devices are required to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing, and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, based on the risk level of the device. Governmental regulations specific to medical devices are wide-ranging and govern, among other things:

•product design, development, and manufacture;
•laboratory, pre-clinical and clinical testing, labeling, packaging, storage, and distribution;
•premarketing clearance or approval;
•record-keeping;
•product marketing, promotion and advertising, sales, and distribution; and
•post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals.
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
In order to maintain and improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, Rockley has expended and anticipates that it will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of its internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase Rockley’s operating costs and could materially and adversely affect its ability to operate its business. If Rockley’s internal controls are perceived as inadequate or that it is unable to produce timely or accurate financial statements, investors may lose confidence in Rockley’s operating results and Rockley's share price could decline.
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

Item 6.Exhibits

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

10.25+	Equity Side Letter with Andrew Rickman.
10.26+	Deed of Amendment to Andrew Rickman’s Employment Agreement.
10.27+	Deed of Termination to Rockley Ventures Limited Consultancy Agreement.
10.28+	Amended and Restated Employment Agreement for Mahesh Karanth.
10.29+	Amended and Restated Employment Agreement for Amit Nagra.
10.30+	Non-Employee Director Compensation Policy.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.
 __________________

+
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34 - 47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10 Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

†
Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted exhibits or schedules to the SEC upon request.

#	Indicates a management contract or compensatory plan.

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