Form 10-Q
period 2021-09-30
Rockley Photonics Holdings Ltd
filed 2021-11-15
CIK 1852117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40735

Rockley Photonics Holdings Limited
(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
3rd Floor 1 Ashley Road
Altrincham, Cheshire
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 8, 2021, there were 127,031,025 shares of the Company's ordinary shares, par value $0.000004026575398, issued and outstanding.

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
The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report, and current expectations, forecasts, and assumptions, (whether or not identified herein), and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Quarterly Report should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Forward-looking statements in this report include, but are not limited to, statements regarding the following:
• Rockley’s ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
• Rockley’s financial and business performance following the Business Combination, including anticipated financial outlook or information and business metrics;
• Rockley’s strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
• the implementation, market acceptance, and success of Rockley’s business model;
• developments and expectations relating to Rockley’s competitors, target markets, and industry;
• Rockley’s future capital requirements and sources and uses of cash;
• Rockley’s ability to obtain funding for its product development plans, execution of its business strategy, and its operations;
• Rockley’s business, product development plans, and opportunities;
• the outcome of any known and unknown litigation and regulatory proceedings;
• Rockley’s anticipated financial outlook or information, anticipated growth rate, and market opportunities;
• Rockley’s plans to commercialize its products and services, and anticipated timing thereof;
• Rockley’s expectations as to when it may generate sufficient revenue from the sale of its products and services to cover expansion plans, operating expenses, working capital, and capital expenditures;
• the development status and anticipated timeline for commercial production of Rockley’s products;
• Rockley’s plans for products under development and future products and anticipated features and benefits thereof;
• the status and expectations regarding Rockley’s customer and strategic partner, and potential customer and strategic partner relationships;
• the total addressable markets for Rockley’s products and technology;
• the ability of Rockley to increase market share in its existing markets or any new markets it may enter;
• Rockley’s ability to obtain any required regulatory approvals, including any required Food and Drug Administration (“FDA”) approvals, in connection with its anticipated products and technology;
• Rockley’s ability to maintain an effective system of internal control over financial reporting;

• Rockley’s ability to maintain and protect its intellectual property;
• Rockley’s success in retaining or recruiting, or changes required in, officers, key employees, or directors; the ability of Rockley to manage its growth effectively;
• the ability of Rockley to achieve and maintain profitability in the future;
• Rockley’s sale of ordinary shares to Lincoln Park pursuant to the terms of the Purchase Agreement and its ability to register and maintain the registration of the shares issued and issuable thereunder;
• Rockley’s anticipated use of the net proceeds from the potential sale of ordinary shares to Lincoln Park; and
• the impact of the COVID-19 pandemic.
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
•fluctuations in the Company’s share price and the Company’s ability to maintain the listing of its ordinary shares on the New York Stock Exchange ("NYSE");
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

•statements of belief and any statement of assumptions underlying any of the foregoing;
•the Company’s ability to sell ordinary to Lincoln Park pursuant to the terms of the Purchase Agreement and its ability to register and maintain the registration of the shares issued and issuable thereunder;
•the Company’s anticipated use of the net proceeds from the potential sale of shares of ordinary shares to Lincoln Park; and
•changes adversely affecting the businesses or markets in which the Company is engaged, and other factors described under the heading “Risk Factors” herein and in other documents the Company files with the Securities and Exchange Commission (the “SEC”) in the future.

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

Risks Related to Being a Public Company, our Ordinary Shares, and General Risks
•The requirements of being a public company may strain the Company’s resources, divert management’s attention, and affect its ability to attract and retain qualified board members;
•Our share price may be volatile and sales of substantial volumes of our ordinary shares into the public market or the perception that such sales may occur could cause our share price to decline, including substantially; and
•The global COVID-19 pandemic could harm the Company’s business and results of operations.

PART I - FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$75,191	$19,228
Short-term investments, at fair value	29,317	—
Accounts receivable	1,516	4,925
Other receivables	24,966	18,024
Prepaid expenses	9,815	1,605
Other current assets	4	609
Total current assets	140,809	44,391
Long-term investments, at fair value	20,485	—
Property, equipment, net	9,358	6,182
Equity method investment	4,856	5,202
Intangible assets, net	3,048	3,048
Other non-current assets	3,069	1,607
Total assets	$181,625	$60,430

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Trade payables	$6,266	$4,413
Accrued expenses	16,121	10,395
Debt, current portion	28,590	—
Other current liabilities	923	998
Total current liabilities	51,900	15,806
Long-term debt, net of current portion	—	74,804
Warrant liabilities	13,789	—
Other long-term liabilities	2,442	1,127
Total liabilities	$68,131	$91,737

Commitments and contingencies (Note 15)

Shareholders’ equity (deficit)
Ordinary shares, $0.000004 par value; 12,417,500,000 and 139,033,366 authorized as of September 30, 2021 and December 31, 2020, respectively; 126,675,098 and 83,539,382 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	499,683	201,576
Accumulated deficit	(386,189)	(232,883)
Total shareholders’ equity (deficit)	113,494	(31,307)
Total liabilities and shareholders’ equity (deficit)	$181,625	$60,430
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited and in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,839	$4,517	$5,805	$19,061
Cost of revenue	3,459	5,015	11,742	18,100
Gross profit	(1,620)	(498)	(5,937)	961
Operating expenses:
Selling, general, and administrative expenses	13,568	5,354	27,588	12,603
Research and development expenses	26,418	10,790	59,949	27,007
Total operating expenses	39,986	16,144	87,537	39,610
Loss from operations	(41,606)	(16,642)	(93,474)	(38,649)
Other income (expense):
Forgiveness of PPP loan	—	—	2,860	—
Interest expense, net	(1,587)	1	(1,913)	(73)
Equity method investment loss	40	(689)	(720)	(941)
Change in fair value of debt instruments	(14,255)	(3,325)	(59,916)	(5,547)
Change in fair value of warrant liabilities	515	—	515	—
Gain (loss) on foreign currency	(481)	285	150	(1,369)
Total other income (expense)	(15,768)	(3,728)	(59,024)	(7,930)
Loss before income taxes	(57,374)	(20,370)	(152,498)	(46,579)
Provision for income tax	598	154	808	374
Net loss and comprehensive loss	$(57,972)	$(20,524)	$(153,306)	$(46,953)

Net loss per share:
Basic and diluted	$(0.54)	$(0.25)	$(1.67)	$(0.56)

Weighted-average shares outstanding:
Basic and diluted	107,633,037	83,509,920	92,008,435	83,392,042
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited and in thousands, except share amounts)

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2020	83,539,382	201,576	(232,883)	(31,307)
Net loss	—	—	(64,777)	(64,777)
Exercise of stock options	216,670	137	—	137
Exercise of warrants	57,811	—	—	—
Issuance of warrants	—	263	—	263
Stock-based compensation	—	1,725	—	1,725
Balance, March 31, 2021	83,813,863	203,701	(297,660)	(93,959)
Net loss	—	—	(30,557)	(30,557)
Exercise of stock options	192,064	146	—	146
Stock-based compensation	—	1,976	—	1,976
Balance, June 30, 2021	84,005,927	205,823	(328,217)	(122,394)
Net loss	—	—	(57,972)	(57,972)
Exercise of stock options	57,123	86	—	86
Exercise of warrants	4,057,307	379	—	379
Conversion of convertible notes to ordinary shares	15,896,210	181,404	—	181,404
Equity consideration issued to SC Health	1,777,031	17,966	—	17,966
Equity consideration issued to PIPE	10,000,000	100,000	—	100,000
Equity consideration issued to SC Health Sponsor	10,562,500	50,000	—	50,000
Stock-based compensation	—	2,155	—	2,155
Transaction costs	—	(43,825)	—	(43,825)
Non-cash fair value of assumed liability-classified ordinary share warrants	—	(14,305)	—	(14,305)
Ordinary share issuance, net of issuance costs	319,000	—	—	—
Balance, September 30, 2021	126,675,098	499,683	(386,189)	113,494

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2019	82,792,725	$188,865	$(152,606)	$36,259
Net loss	—	—	(16,426)	(16,426)
Exercise of stock options	9,263	20	—	20
Exercise of warrants	13,717	7	—	7
Stock-based compensation	—	1,644	—	1,644
Ordinary share issuance, net of issuance costs	366,147	2,087	—	2,087
Balance, March 31, 2020	83,181,852	$192,623	$(169,032)	$23,591
Net loss	—	—	(10,003)	(10,003)
Exercise of stock options	—	—	—	—
Exercise of warrants	—	—	—	—
Stock-based compensation	—	2,545	—	2,545
Ordinary share issuance, net of issuance costs	—	(126)	—	(126)
Balance, June 30, 2020	83,181,852	$195,042	$(179,035)	$16,007
Net loss	—	—	(20,524)	(20,524)
Exercise of stock options	—	—	—	—
Exercise of warrants	—	—	—	—
Stock-based compensation	—	1,677	—	1,677
Ordinary share issuance, net of issuance costs	—	—	—	—
Balance, September 30, 2020	83,181,852	196,719	(199,559)	(2,840)
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(153,306)	$(46,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,228	2,095
Amortization of debt issuance costs	—	26
Gain on disposal of property and equipment	—	(98)
Bad debt expense	377	—
Accretion of marketable securities to redemption value	(32)	—
Stock-based compensation	5,856	5,865
Change in equity-method investment	346	941
Change in fair value of debt instrument	59,916	5,547
Change in fair value of warrant liabilities	(515)	—
Forgiveness of Paycheck Protection Program loan	(2,860)	—
Changes in operating assets and liabilities:
Accounts receivable	3,032	(1,111)
Other receivables	(6,942)	4,036
Prepaid expenses and other current assets	(7,859)	878
Other non-current assets	(1,330)	485
Trade payables	1,147	(3,915)
Accrued expenses	5,800	4,306
Other current and long-term liabilities	1,240	(840)
Net cash used in operating activities	(91,902)	(28,738)
Cash flows from investing activities:
Purchase of property and equipment	(5,698)	(1,090)
Purchase of marketable securities	(54,800)	—
Proceeds from sale of marketable securities	5,000	—
Proceeds from maturity of marketable securities	30	—
Payment for asset acquisition	(500)	—
Investment in equity method investee	—	(2,500)
Net cash used in investing activities	(55,968)	(3,590)
Cash flows from financing activities:
Proceeds from convertible loan notes	76,723	28,714
Principal payments on long-term debt	—	(1,979)
Proceeds from issuance of ordinary shares	167,966	1,961
Proceeds from Paycheck Protection Program loan	—	2,860
Proceeds from exercise of options	369	20
Proceeds from the exercise of warrants	379	7
Proceeds from issuance of warrants	263	—
Debt issuance costs incurred	(383)	—
Transaction costs	(41,484)	—
Principal payments on finance lease	—	(1,231)
Net cash provided by financing activities	203,833	30,352
Net increase (decrease) in cash and cash equivalents	55,963	(1,976)
Cash and cash equivalents:
Beginning of period	19,228	20,904
End of period	$75,191	$18,928
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Description of Business and Significant Accounting Policies
Description of Business
On August 11, 2021, Rockley Photonics Limited ("Legacy Rockley") completed a business combination (the "Business Combination") with SC Health Corporation, a special purpose acquisition company ("SC Health"), with Rockley Photonics Holdings Limited and its subsidiaries surviving the merger. Upon the consummation of the Business Combination, the Company became a publicly traded company listed on the New York Stock Exchange ("NYSE") under the symbol "RKLY". For additional information on the Business Combination, please refer to Note 2, Business Combination, to these condensed consolidated financial statements. Unless the context otherwise requires, references in these notes to "Rockley", the "Company", "we", "us", or "our" and any related terms are intended to mean the post-Business Combination consolidated company, Rockley Photonics Holdings Limited, while "Legacy Rockley" and "SC Health" refers to the entities prior to the Business Combination.
Rockley specializes in the research and development of integrated silicon photonics chipsets. Rockley has developed a versatile, application specific, third-generation silicon photonics platform specifically designed for the optical integration challenges facing numerous mega-trend markets. Rockley has partnered with multiple tier-1 customers across the markets to deliver complex optical systems required for transformational sensors, communications, and medical product realization.

Basis of Presentation and Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the interim periods presented. The statements have been prepared in accordance with GAAP for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with Legacy Rockley's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 in Rockley Photonics Holdings Limited's Form S-4 Registration Statement (File No. 333-255019), which was declared effective by the SEC on July 22, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
We accounted for the Business Combination as a forward recapitalization in accordance with GAAP (the "Forward Recapitalization"). Under this method of accounting, SC Health was treated as the acquired company and Legacy Rockley was deemed to be the accounting acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Forward Recapitalization was treated as the equivalent of Legacy Rockley issuing stock for the net assets of SC Health, accompanied by a recapitalization. The net assets of SC Health are stated at historical cost, with no goodwill or other intangible assets recorded. The condensed consolidated assets, liabilities and results of operations prior to the Forward Recapitalization are those of Legacy Rockley. The condensed consolidated financial statements of the combined company post-Forward Recapitalization represents the combined results of Rockley and SC Health beginning August 11, 2021, the date the Business Combination was consummated. The shares, corresponding capital amounts and earnings per share available for shareholders of Legacy Rockley, prior to the Business Combination, converted into the right to receive 2.4835 shares (the "Exchange Ratio") of ordinary shares, par value $0.000004 (the "ordinary shares"). The recapitalization of the number of ordinary shares attributable to Legacy Rockley is reflected retroactively as shares reflecting the Exchange Ratio to the earliest period presented and is utilized for calculating earnings per share in all prior periods presented.
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; valuation of intangibles; product warranties; employee compensation and benefit accruals; stock-based compensation; loss contingencies; income taxes; fair value measurements; and warrant liabilities. Actual results could differ materially from those estimates. Management’s estimates include, as applicable, the anticipated impacts of the COVID-19 pandemic.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Available-for-Sale Investments
We classify our investments in debt securities as available-for-sale investments. Debt securities primarily consist of corporate bonds, commercial paper and U.S. Treasury debt securities. These investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of debt securities sold. These investments are recorded in the consolidated balance sheets at fair value.
Unrealized gains and temporary losses, net of related taxes, are included in accumulated other comprehensive income (loss) ("AOCI"). Upon realization, those amounts are reclassified from AOCI to earnings. The amortization of premiums and discounts on the investments are included in our results of operations. Realized gains and losses are calculated based on the specific identification method.
We classify our investments as current or non-current based on the nature of the investment and their availability for use in current operations.
Other-than-Temporary Impairments on Investments
All of our available-for-sale investments are subject to periodic impairment review. When the fair value of a debt security is less than its amortized cost, it is deemed impaired, and we assess whether the impairment is other-than-temporary. An impairment is considered other-than-temporary if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security. If impairment is considered other-than-temporary based on condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the debt security is recognized in the results of operations. If an impairment is considered other-than-temporary based on condition (iii) described above, the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) is recognized in earnings, and the amount relating to all other factors is recognized in other comprehensive income (OCI).

Going Concern
The Company has incurred net losses since inception, has an accumulated deficit of $386.2 million as of September 30, 2021 and negative cash flow from operations of $91.9 million for the nine months ended September 30, 2021 and expects to incur losses from operations for the foreseeable future. As of September 30, 2021, the Company had cash and cash equivalents of approximately $75.2 million. The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to obtain additional financing. As a result, there is substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The COVID–19 pandemic has adversely impacted our operational efficiency and caused delays in operational activities. During the third quarter of 2021, we continue to take cautious steps to protect our workforce, support community efforts, and follow local government guidelines. Certain key laboratory employees and facilities have continued internal testing and laboratory work to the extent necessary to service customer commitments. The remaining non-essential workforce were recommended to continue performing their duties from home. The ongoing impact will depend on the duration of the pandemic which is being mitigated by the vaccination of the general population and gradual easing of restrictions.

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

Accounting Pronouncements Issued but Not Yet Adopted
In December 2019, the Financial Accounting Standard Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, and are meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.Business Combination
On August 11, 2021 (the "Closing Date"), Legacy Rockley, SC Health, and Rockley Mergersub Limited, an exempted company incorporated in the Cayman Islands as a direct wholly owned subsidiary of the Company (“Merger Sub”), consummated the business combination contemplated by the Business Combination Agreement and Plan of Merger, dated as of March 19, 2021 (the “Business Combination Agreement”). Immediately upon the consummation of the Business Combination, Legacy Rockley became a wholly owned subsidiary of the Company and Merger Sub merged with and into SC Health, with SC Health surviving the merger and becoming a direct wholly owned subsidiary of the Company. Subsequently, SC Health's ordinary shares and warrants ceased trading on the NYSE while the Company's ordinary shares and warrants began trading on the NYSE under the symbols “RKLY” and “RKLY.WS,” respectively.
Pursuant to the Business Combination Agreement, each of the following transactions occurred in the following order: (i) pursuant to a scheme of arrangement approved by the UK courts (the “Scheme”), on August 9, 2021, all of Legacy Rockley’s ordinary shares, including shares issued immediately prior to the Scheme becoming effective as a result of the conversion of then-outstanding convertible loan notes and the exercise of warrants, were transferred by Rockley shareholders in exchange for an equivalent number of shares in the Company; (ii) the holders of options over shares in Legacy Rockley rolled over their options into new options to purchase shares in the Company; (iii) warrants to purchase shares in Legacy Rockley (other than one warrant instrument that by its terms was replicated at the Company) not exercised for shares in Legacy Rockley prior to the effectiveness of the Scheme described above were cancelled, such that immediately following the Scheme, Legacy Rockley became a direct wholly-owned subsidiary of the Company; (iv) the Company subsequently completed a stock-split to prepare its share capital for Merger Sub’s merger into SC Health; (v) certain accredited investors (including entities affiliated with the SC Health Sponsor) purchased an aggregate of 15.0 million ordinary shares for a purchase price of $10.00 per share, or an aggregate purchase price of $150.0 million; (vi) on August 11, 2021, Merger Sub was merged with and into SC Health, with SC Health surviving the merger and becoming a direct wholly-owned subsidiary of the Company; and (vii) the ordinary shares and warrants in SC Health were exchanged for ordinary shares and warrants in the Company.
The Business Combination was accounted for as a forward recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, SC Health was treated as the acquired company and Legacy Rockley was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the existing shareholders of Legacy Rockley obtaining a majority voting power in the Company, and as such, having the power to appoint a majority of the members of the Company’s board of directors (the "Board"); the operations of Legacy Rockley prior to the acquisition comprising the only ongoing operations of the combined entity based on the historical operating activity and employee base; and the senior management of Legacy Rockley comprising the majority of the senior management of the Company. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Legacy Rockley with the acquisition being treated as the equivalent of Legacy Rockley issuing stock for the net assets of SC Health, accompanied by a recapitalization.
As a result of the Business Combination, the Company incurred equity issuance costs and other costs considered direct and incremental to the transaction, totaling $43.8 million and consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2021.

Summary of Net Proceeds
The following table reconciles the elements of the net proceeds from the Business Combination as of September 30, 2021 (in thousands):

Recapitalization
Cash inflow from SC Health's trust account, net of redemptions	$17,966
Cash inflow from PIPE	100,000
Cash inflow from SC Health Sponsor	50,000
Less: Transaction Costs	(43,825)
Net cash received from the Business Combination	$124,141

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Summary of Shares Issued
The total number of shares of the Company's ordinary shares issued and outstanding immediately following the consummation of the Business Combination was approximately 126.7 million, comprising (in thousands):

Number of Shares
Current Rockley's shareholders prior to the Business Combination	104,016
SC Health Shareholders	1,777
Sponsor Shareholders	10,563
PIPE Investors	10,000
Other Shareholders[1]	319
Total number of shares	126,675
1 The Company issued 319,000 ordinary shares at a value of $10.00 per share to Cowen and Company LLC ("Cowen") and BCW Securities LLC in lieu of cash payment for a portion of the fees payable $3.2 million to Cowen as part of the transaction costs.

3.Segment, Geographic, and Significant Customer Information
Our operations are organized into a single operating and reportable segment for financial reporting purposes, based on how our Chief Operating Decision Maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. Our CODM is our Chief Executive Officer, who reviews our operating results on a consolidated basis.
The following table presents our revenue disaggregated by primary geographical market where revenues are attributable to the region in which the billing address of the customer is located (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
United States	$1,537	$2,265	$5,503	$14,351
Rest of World	$302	$2,252	$302	$4,710
Total revenue	$1,839	$4,517	$5,805	$19,061
The following tables summarize our most significant customers as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Customer A	69%	50%	89%	75%
Customer B	16%	50%	5%	25%

	Accounts Receivable
	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Customer A	63%	33%
Customer B	20%	67%

4.Equity Method Investment
As of September 30, 2021 and December 31, 2020, we held an investment in Hengtong Rockley Technology Co., Ltd (“HRT”) and we appointed two of the HRT's five board members. HRT manufactures and sells optical fiber transceivers based on silicon photonics chipsets. HRT has share capital consisting solely of ordinary shares. We hold

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

24.9% of HRT’s ordinary shares, and the same proportion of its voting rights. We consider HRT to be a variable interest entity upon which the Company does exercise significant influence. However, the Company concluded it does not control the investment. Accordingly, the investment in HRT is accounted for under the equity method. We elected to use a three-month lag to record our share of HRT’s results. See Note 13, Related Party Transactions for details on the Company’s transactions with HRT.
The following table summarizes our investment in HRT for the nine months ended September 30, 2021 (in thousands):

Beginning balance, January 1, 2021	$5,202
Investment in HRT	—
Remeasurement gain on HRT	374
Share of loss of HRT	(720)
Ending balance, September 30, 2021	$4,856
Our maximum exposure to loss as a result of our involvement with HRT is limited to the balance of our investment.

5.Financial Instruments and Fair Value Measurements
The accounting guidance for fair value measurements provides a framework for measuring fair value on either a recurring or nonrecurring basis, whereby the inputs used in valuation techniques are assigned a hierarchical level. The following are the three levels of inputs to measure fair value:
Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2: Inputs that reflect quoted prices for identical assets or liabilities in less active markets; quoted prices for similar assets or liabilities in active markets; benchmark yields, reported trades, broker/dealer quotes, inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3: Unobservable inputs that reflect our own assumptions incorporated in valuation techniques used to measure fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
We consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and consider an inactive market to be one in which there are infrequent or few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, our own or the counterparty’s non-performance risk is considered in measuring the fair values of liabilities and assets, respectively.

Investments
The following is a summary of our investments at their cost or amortized cost for the periods ended September 30, 2021 and December 31, 2020 (in thousands):

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Corporate bonds and commercial paper	$25,082	$—
U.S. Treasury securities	24,668	—
Total investments	$49,750	$—
The fair value of our investments approximates their cost or amortized cost for both periods presented.
The following table presents the contractual maturities of our debt investments as of September 30, 2021 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$29,315	$29,317
Due after one year through five years	20,435	20,485
	$49,750	$49,802
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents	$75,191	$75,191	$—
Corporate bonds and commercial paper	25,085	—	25,085
U.S. Treasury securities	24,717	24,717	—
Total cash, cash equivalents and investments	$124,993	$99,908	$25,085

	December 31, 2020
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents	$19,228	$19,228	$—
Total cash and cash equivalents	$19,228	$19,228	$—
The financial liabilities subject to fair value measurement on a recurring basis, were as follows (in thousands):

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Financial Liabilities
3.00% – 2020 Convertible Notes	$—	$32,106
8.00% – 2020 Convertible Notes	—	14,789
2020 Term Facility Loan	—	25,049
Private Placement Warrants	13,789	—
Total financial liabilities	$13,789	$71,944

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2021, there was no fair value associated with the convertible debt instruments due to the conversion of the debt securities into the Company's ordinary shares in connection with the Business Combination. The estimated fair value of the debt securities prior to their conversion into the Company's ordinary shares was $208.6 million. The estimated fair value of the convertible securities on the Closing Date was calculated as the product of (i) the number of conversion shares at the Closing Date and (ii) the marketable value per ordinary share at the Closing Date. Changes in the fair value of debt that is accounted for at fair value are presented as gains or losses in the condensed consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments.

3.00% – 2020 Convertible Notes
On March 9, 2020, Legacy Rockley issued $21.3 million of the 3.00% Convertible Notes and elected the fair value option of accounting for this debt instrument (see Note 7, Debt for details). In connection with the closing of the Business Combination on August 11, 2021, the outstanding principal and interest of the 3.00% Convertible Notes Due 2025 were cancelled and converted into the right to receive ordinary shares of the Company, resulting in $0.0 million outstanding balance on the 3.00% Convertible Notes at September 30, 2021.
For the three and nine months ended September 30, 2021, we recorded a loss of $1.9 million and $6.0 million, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 3.00% Convertible Notes, as follows (in thousands):

Fair value at December 31, 2020	$32,106
Plus: Loss from change in fair value	$5,986
Less: Fair value adjustment extinguished upon conversion of debt	$(38,092)
Fair value at September 30, 2021	$—
A binomial lattice model was used to determine the fair value of the 3.00% Convertible Notes based on assumptions as to when the notes would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) upon IPO/Sale/Merger/SPAC or maturity, the convertible notes may be converted to ordinary shares or redeemed at principal and accrued interest; and (ii) upon qualified financing event, the convertible notes will automatically convert to ordinary shares. The lattice model used the share price, conversion price, maturity date, risk-free rate, estimated stock volatility and estimated credit spread. The remeasurement of the fair value of the debt instrument was recorded as a gain or loss in the statements of operations and comprehensive loss for each reporting period.

8.00% – 2020 Convertible Notes
On February 19, 2020, Legacy Rockley issued $8.0 million of 8.00% Convertible Notes and elected the fair value option of accounting for this debt instrument (see Note 7, Debt for details). In connection with the closing of the Business Combination on August 11, 2021, the outstanding principal, interest and warrants of the 8.00% Convertible Notes were cancelled and converted into the right to receive ordinary shares of the Company, resulting in $0.0 million outstanding balance on the 8.00% Convertible Notes at September 30, 2021.
For the three and nine months ended September 30, 2021, we recorded a loss of $13.9 million and $16.1 million, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 8.00% Convertible Notes, as follows (in thousands):

Fair value at December 31, 2020	$14,789
Plus: Loss from change in fair value	$16,108
Less: Fair value adjustment extinguished upon conversion of debt	$(30,897)
Fair value at September 30, 2021	$—
A binomial lattice model was used to determine the fair value of the 8.00% Convertible Notes Due 2025 based on assumptions as to when the notes would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) upon IPO/Sale/Merger/SPAC or maturity, the convertible notes may be converted to ordinary shares or put at 125% of principal and accrued interest; and (ii) upon financing event, the convertible notes

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

may be converted to ordinary shares. The remeasurement of the fair value of the debt instrument was recorded as a gain or loss in the statements of operations and comprehensive loss for each reporting period.

2020 Term Facility Loan
On September 29, 2020, Legacy Rockley issued $35.0 million of convertible notes and at inception elected the fair value option of accounting for this debt instrument (see Note 7, Debt for details). In connection with the closing of the Business Combination on August 11, 2021, thirty percent (30%) of the outstanding principal and interest balance of the 2020 Term Facility Loan were cancelled and converted into the right to receive ordinary shares of the Company and seventy percent (70%) of the outstanding principal and interest balance is required to be repaid in full on or prior to August 31, 2022. At September 30, 2021, the contractual outstanding principal and interest on the 2020 Term Facility Loan was $37.3 million.
For the three and nine months ended September 30, 2021, we recorded a loss of $0.2 million and $15.1 million, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 2020 Term Facility Loans, as follows (in thousands):

Fair value at December 31, 2020	$25,049
Plus: Loss from change in fair value	$15,134
Less: Fair value adjustment extinguished upon conversion of the thirty percent (30%) balance	$(13,003)
Fair value at August 11, 2021	$27,180
At August 11, 2021, the fair value of the 2020 Term Facility Loan was $27.2 million. The interest expense is subsequently accreted to statements of operations and comprehensive loss using the effective interest rate method over the term of the loan.
A binomial lattice model was used to determine the fair value of the 2020 Term Facility Loan based on assumptions as to when the loan would be converted upon IPO/Sale/Merger/SPAC. Upon such event, the convertible notes may be paid off as following: (i) if par value exit, repayment of base multiple times principal plus unpaid interest; (ii) if greater value exit, repayment of base multiple plus add-on multiple ratio times principal plus unpaid interest.

5.00% – $50.0 Million Convertible Notes
On January 11, 2021, Legacy Rockley issued $50.0 million of the 5.00% – $50.0 Million Convertible Notes (the "5.00% – $50.0 Million Convertible Notes") and at inception elected the fair value option of accounting for this debt instrument (see Note 7, Debt for details). In connection with the closing of the Business Combination, the outstanding principal and interest of the 5.00% – $50.0 Million Convertible Notes were cancelled and converted into the right to receive ordinary shares of the Company, resulting in $0.0 million outstanding balance on the 5.00% – $50.0 Million Convertible Notes at September 30, 2021.
For the three and nine months ended September 30, 2021, we recorded a loss of $1.4 million and $2.3 million, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 5.00% – $50.0 Million Convertible Notes, as follows (in thousands):

Fair value at January 11, 2021	$10,274
Plus: Loss from change in fair value	$2,310
Less: Fair value adjustment extinguished upon conversion of debt	$(12,584)
Fair value at September 30, 2021	$—
A binomial lattice model was used to determine the fair value of the 5.00% – $50.0 Million Convertible Notes Due 2026 based on assumptions as to when the notes would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) upon IPO/Sale/Merger/SPAC, the convertible notes may be converted to ordinary shares or put at principal and accrued interest; and (ii) upon qualified financing event or maturity, the convertible notes will automatically convert to ordinary shares at base price. The lattice model used the share price, conversion price, maturity date, risk-free rate, estimated stock volatility and estimated credit spread. The remeasurement of the fair value of

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the debt instrument was recorded as a gain or loss in the statements of operations and comprehensive loss for each reporting period.

5.00% – $25.0 Million Convertible Notes
On December 31, 2020, Legacy Rockley issued $25.0 million of the 5.00% – $25.0 Million Convertible Notes and at inception elected the fair value option of accounting for this debt instrument (see Note 7, Debt for details). In connection with the closing of the Business Combination, the outstanding principal, interest and warrants of the 5.00% – $25.0 Million Convertible Notes were cancelled and converted into the right to receive ordinary shares of the Company, resulting in $0.0 million outstanding balance on the 5.00% – $25.0 Million Convertible Notes at September 30, 2021.
For the three and nine months ended September 30, 2021, we recorded an adjustment of $(0.5) million and $5.0 million, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 5.00% – $25.0 Million Convertible Notes, as follows (in thousands):

Fair value at December 31, 2020	$37,592
Plus: Loss from change in fair value	$4,977
Less: Fair value adjustment extinguished upon conversion of debt	$(42,569)
Fair value at September 30, 2021	$—
A binomial lattice model was used to determine the fair value of the 5.00% – $25.0 Million Convertible Notes Due 2025 based on assumptions as to when the notes would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) upon SPAC, the convertible notes may be converted to ordinary shares or put at principal and accrued interest; (ii) upon qualified financing event, the convertible notes may be converted to ordinary shares with discount any time after financing date; and (iii) upon maturity, the convertible notes may be converted to ordinary shares at $675.0 million divided by the number of fully diluted shares. The remeasurement of the fair value of the debt instrument was recorded as a gain or loss in the statements of operations and comprehensive loss for each reporting period.

5.00% – $30.0 Million Convertible Notes
On January 11, 2021, Legacy Rockley issued $30.0 million of the 5.00% Convertible Notes and at inception elected the fair value option of accounting for this debt instrument (see Note 7, Debt for details). In connection with the closing of the Business Combination, the outstanding principal and interest of the 5.00% – $30.0 Million Convertible Notes were cancelled and converted into the right to receive ordinary shares of the Company, resulting in $0.0 million outstanding balance on the 5.00% – $30.0 Million Convertible Notes at September 30, 2021.
For the three and nine months ended September 30, 2021, we recorded an adjustment of $(2.6) million and $5.9 million, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 5.00% – $30.0 Million Convertible Notes, as follows (in thousands):

Fair value at January 11, 2021	$38,403
Plus: Loss from change in fair value	$5,855
Less: Fair value adjustment extinguished upon conversion of debt	$(44,258)
Fair value at September 30, 2021	$—
A binomial lattice model was used to determine the fair value of the 5.00% Convertible Notes Due 2026 based on assumptions as to when the notes would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) upon SPAC, the convertible notes may be converted to ordinary shares or put at principal and accrued interest; and (ii) upon qualified financing event or maturity, the convertible notes will automatically convert to ordinary shares at base price. The lattice model used the share price, conversion price, maturity date, risk-free rate, estimated stock volatility and estimated credit spread. The remeasurement of the fair value of the debt instrument was recorded as a gain or loss in the statements of operations and comprehensive loss for each reporting period.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2021 and December 31, 2020, the carrying value of certain financial instruments, such as cash, accounts receivable, other receivable, prepaid expenses and other current assets, trade payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable.

Private Placement Warrants
The Private Placement Warrants are accounted for as liabilities in accordance with the FASB's Accounting Standards Codification ("ASC") 815-40 and are presented within the Warrants Liabilities on the condensed consolidated balance sheet. The warrant liabilities were measured at fair value at inception and are measured on a recurring basis, with changes in fair value presented within change in fair value of warrants liabilities in the condensed consolidated statement of operations and comprehensive loss.
The Private Placement Warrants are measured at fair value on a recurring basis. The measurement of the warrants as of September 30, 2021 was $13.8 million. The Company has classified the Private Placement Warrants as a liability due to certain settlement terms and provisions related to certain tender offers and indexation characteristics following the Business Combination and has accounted for them as liability instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Company has determined that the Private Placement Warrants are classified within Level 3 of the fair value hierarchy as the fair value is estimated using the Modified Black Scholes Option Pricing Model.
The following table presents the changes in the fair value of the Private Placement Warrants (in thousands):

Initial measurement, August 11, 2021	$14,304
Mark-to-market adjustment	$(515)
Private Placement Warrants balance, September 30, 2021	$13,789

6.Balance Sheet Components
Cash and cash equivalents
Cash and cash equivalents balances were concentrated by location as follows:

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
United Kingdom	89%	96%
United States	11%	3%
Other	—%	1%

Other receivables (in thousands):

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
R&D tax credit receivable	$23,424	$17,412
Grants receivable	533	—
VAT receivable	1,005	607
Other receivable	4	5
Total other receivables	$24,966	$18,024

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Property and equipment, net (in thousands):

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Computer equipment	$1,957	$1,218
Lab equipment	12,003	7,607
Motor vehicles	31	31
Furniture and fixtures	303	265
Leasehold improvements	909	704
Assets under construction	359	27
Total property and equipment	$15,562	$9,852
Less: accumulated depreciation	(8,057)	(5,802)
Total property and equipment, net	$7,505	$4,050
Total depreciation expense for the three months ended September 30, 2021 and 2020 was $1.2 million and $0.7 million, respectively. Total depreciation expense for the nine months ended September 30, 2021 and 2020 was $3.0 million and $1.9 million, respectively.

Finance lease right-of-use assets, net (in thousands):

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Finance lease right-of-use assets	$2,966	$2,966
Less: accumulated amortization	(1,113)	(834)
Total finance lease right-of-use assets, net	$1,853	$2,132
Amortization expense for the three months ended September 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $0.3 million and $0.3 million, respectively.

Intangible assets, net (in thousands):

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
In-process research and development	$3,048	$3,048
Total intangible assets, net	$3,048	$3,048
The Company reviews its intangible assets for potential impairment whenever events or circumstances indicate that the carrying value of the intangible assets may not be recoverable. No impairment charges were recorded for the three and nine months ended September 30, 2021 and 2020.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other non-current assets (in thousands):

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Capitalized transaction costs	$—	$121
Security deposits	$253	$—
Operating right of use assets	$2,816	$1,486
Total other non-current assets	$3,069	$1,607

Accrued expenses (in thousands):

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Accrued bonus	$6,207	$3,349
Accrued payroll and benefits	2,908	1,524
Accrued taxes	593	332
Accrued fabrication costs	2,479	2,321
Share appreciation rights	—	706
Accrued transaction costs	2,340	335
Other accrued expenses	1,594	1,828
Total accrued expenses	$16,121	$10,395

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.Debt
The following table summarizes information relating to our long-term debt, (in thousands):

	September 30, 2021
	(Unaudited)
	Principal	Change in Fair Value	Conversion of Debt	Accreted Debt Interest	Net
3.00% – 2020 Convertible Notes	$21,281	$16,811	(38,092)	—	$—
8.00% – 2020 Convertible Notes	8,000	22,897	(30,897)	—	—
2020 Term Facility Loan	33,949	6,234	(13,003)	1,410	28,590
5.00% – $50.0 Million Convertible Notes	10,274	2,310	(12,584)	—	—
5.00% – $25.0 Million Convertible Notes	25,000	17,569	(42,569)	—	—
5.00% – $30.0 Million Convertible Notes	30,000	14,258	(44,258)	—	—
Total long-term debt	$128,504	$80,079	(181,403)	1,410	$28,590
Less: current portion of long-term debt					(28,590)
Long-term debt, net of current portion					$—

	December 31, 2020
	Principal	Change in Fair Value	Net
3.00% – 2020 Convertible Notes	$21,281	$10,825	$32,106
8.00% – 2020 Convertible Notes	8,000	6,789	14,789
2020 Term Facility Loan	22,500	2,549	25,049
Paycheck Protection Program	2,860	—	2,860
Total long-term debt	$54,641	$20,163	$74,804
Less: current portion of long-term debt			—
Long-term debt, net of current portion			$74,804
Future minimum payments under the Company's debt agreements as of September 30, 2021 are as follows (in thousands):

2020 Term Facility Loan
2021 (for the remaining period)	$5,000
2022	32,303
2023	—
2024	—
2025	—
Thereafter	—
Total future minimum payments	$37,303
Less: current portion of debt principal	(37,303)
Non-current portion of debt principal	$—

3.00% – 2020 Convertible Notes
The discussion on the 3.00% – 2020 Convertible Notes is fully described in Note 7 of the “Notes to Consolidated Financial Statements” included in Rockley Photonics Holdings Limited's Registration Statement on Form S-4 (File No. 333-255019), filed with the SEC on April 2, 2021 and declared effective on July 22, 2021.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Upon consummation of the Business Combination discussed in Note 2, Business Combination, the total outstanding principal and accrued unpaid interest of $21.9 million for the 3.00% – 2020 Convertible Notes were cancelled and converted into the right to receive 3.8 million ordinary shares of the Company, with a fair value of $38.1 million, recorded in the condensed consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the condensed consolidated balance sheet. The Company recorded a $38.1 million adjustment upon extinguishment of the 3.00% – 2020 Convertible Notes.

8.00% – 2020 Convertible Notes
The discussion on the 8.00% Convertible Notes is fully described in Note 7 of the “Notes to Consolidated Financial Statements” included in Rockley Photonics Holdings Limited's Registration Statement on Form S-4 (File No. 333-255019), filed with the SEC on April 2, 2021 and declared effective on July 22, 2021.
Upon consummation of the Business Combination discussed in Note 2, Business Combination, the total outstanding principal and accrued unpaid interest of $8.9 million for the 8.00% Convertible Notes were cancelled and converted into the right to receive 1.5 million ordinary shares of the Company, with a fair value of $15.5 million, recorded in the condensed consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the condensed consolidated balance sheet. In addition, the warrants issued in conjunction with the 8.00% Convertible Note were also cancelled and converted into the right to receive 1.5 million ordinary shares of the Company, with a fair value of $15.5 million, recorded in the condensed consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the condensed consolidated balance sheet. The Company recorded a total 30.9 million adjustment upon extinguishment of the 8.00% Convertible Notes and warrants.

2020 Term Facility Loan
The discussion on the 2020 Term Facility Loan is fully described in Note 7 of the “Notes to Consolidated Financial Statements” included in Rockley Photonics Holdings Limited's Registration Statement on Form S-4 (File No. 333-255019), filed with the SEC on April 2, 2021 and declared effective on July 22, 2021.
Upon consummation of the Business Combination discussed in Note 2, Business Combination, thirty percent (30%) of the outstanding principal and interest balance of $10.2 million for the 2020 Term Facility Loan were cancelled and converted into the right to receive 1.3 million ordinary shares of the Company, with a fair value of $13.0 million, recorded in the condensed consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the condensed consolidated balance sheet. The Company recorded a $13.0 million adjustment upon extinguishment of debt. The seventy percent (70%) of the outstanding principal and interest balance will remain as debt and is required to be repaid in full on or prior to August 31, 2022, in the total amount of $37.3 million. At August 11, 2021, the Company recorded a fair value of $27.1 million for the seventy percent (70%) of the outstanding principal and interest balance. The Company will accrete the adjusted interest expense over the amended term of the loan using the effective interest rate method. The Company accrued unpaid interest expense of $1.4 million for the three months ended September 30, 2021. As of September 30, 2021, the total outstanding debt for the 2020 Term Facility Loan balance was $28.6 million

5.00% – $50.0 Million Convertible Notes
On January 11, 2021, Legacy Rockley issued convertible loan notes for an aggregate principal amount of $50.0 million. The 5.00% – $50.0 Million Convertible Notes had an interest rate of 5.00% per annum and contained no financial covenants. The total amount borrowed was $10.3 million.
The 5.00% – $50.0 Million Convertible Notes were subject to conversion as follows:
(a)In the event of a qualified financing even with total proceeds raised not less than $25.0 million, the outstanding principal amount and any unpaid accrued interest automatically convert into the most senior class of share at a conversion price being lower of 15% discount to the per share subscription price of the equity shares or the price obtained by diving $1,500.0 million by fully diluted share capital of the Company at the date of conversion;
(b)At an exit event, redeem the outstanding principal amount and any unpaid accrued interest on the original principal or convert the outstanding principal amount of all notes and any unpaid accrued interest into the most senior class

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Upon consummation of the Business Combination discussed in Note 2, Business Combination, the total outstanding principal and accrued unpaid interest of $10.6 million for the 5.00% – $50.0 Million Convertible Notes were cancelled and converted into the right to receive 1.3 million ordinary shares of the Company, with a fair value of $12.6 million, recorded in the condensed consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the condensed consolidated balance sheet. The Company recognized a $12.6 million adjustment upon extinguishment of the 5.00% – $50.0 Million Convertible Notes.

5.00% – $25.0 Million Convertible Notes
On December 31, 2020, Legacy Rockley issued convertible loan notes in an aggregate principal amount of $25.0 million. The 5.00% – $25.0 Million Convertible Notes had an interest rate of 5.0% per annum and contained no financial covenants.
The 5.00% – $25.0 Million Convertible Notes were subject to conversion as follows:
(a)In an equity qualified financing event with total proceeds raised not less than $25.0 million, the outstanding principal amount and any unpaid accrued interest automatically convert into the most senior class of share at a conversion price being lower of 25% discount to the per share subscription price of the equity shares or the price obtained by diving $800.0 million by fully diluted share capital of the Company at the date of conversion;
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
Upon consummation of the Business Combination discussed in Note 2, Business Combination, the total outstanding principal and accrued unpaid interest of $25.7 million for the 5.00% – $25.0 Million Convertible Notes were cancelled and converted into the right to receive 3.6 million ordinary shares of the Company, with a fair value of $35.6 million, recorded in the condensed consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the condensed consolidated balance sheet. In addition, the warrants issued in conjunction with the 5.00% – $25.0 Million Convertible Notes were also cancelled and converted into the right to receive 0.7 million ordinary shares of the Company, with a fair value of $7.0 million, recorded in the condensed consolidated statement of shareholders' equity (deficit)with a corresponding decrease to the convertible note in the condensed consolidated balance sheet. The Company recorded a total $42.6 million adjustment upon extinguishment of the 5.00% – $25.0 Million Convertible Notes and warrants.

5.00% – $30.0 Million Convertible Notes
On January 11, 2021, Legacy Rockley issued the 5.00% – $30.0 Million Convertible Notes. The 5.00% – $30.0 Million Convertible Notes had an interest rate of 5.0% per annum and contained no financial covenants.
The 5.00% – $30.0 Million Convertible Notes were subject to conversion as follows:
(a)In an equity qualified financing event with total proceeds raised not less than $25.0 million, the outstanding principal amount and any unpaid accrued interest automatically convert into the most senior class of share at a conversion price being lower of 25% discount to the per share subscription price of the equity shares or the price obtained by diving $800.0 million by fully diluted share capital of the Company at the date of conversion;

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Upon consummation of the Business Combination discussed in Note 2, Business Combination, the total outstanding principal and accrued unpaid interest of $30.8 million for the 5.00%– $30.0 Million Convertible Notes were cancelled and converted into the right to receive 4.4 million ordinary shares of the Company, with a fair value of $44.3 million, recorded in the condensed consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the condensed consolidated balance sheet. The Company recorded a $44.3 million adjustment upon extinguishment of the 5.00%– $30.0 Million Convertible Notes.

Paycheck Protection Program
The discussion on paycheck protection program is fully described in Note 7 of the “Notes to Consolidated Financial Statements” included in Rockley Photonics Holdings Limited's Registration Statement on Form S-4 (File No. 333-255019), filed with the SEC on April 2, 2021 and declared effective on July 22, 2021.
During June 2021, the $2.9 million of borrowings outstanding under the Paycheck Protection Program ("PPP") Loan was forgiven in full. Forgiveness income is recorded as a component of other income, net in the condensed consolidated statements of operations and comprehensive loss.

8.Warrants
As of September 30, 2021, the Company had 8,625,000 Public Warrants outstanding with a balance of $28.0 million, and classified as equity, and 5,450,000 Private Placement Warrants outstanding with a balance of $13.8 million, and classified as liability. These warrants are exercisable for the Company’s ordinary shares. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire five years from the closing of the Forward Recapitalization.
The ordinary shares underlying the warrants were registered on Rockley Photonics Holdings Limited's Registration Statement on Form S-4 (File No. 333-255019), filed with the SEC on April 2, 2021 and declared effective on July 22, 2021. The Company is obligated to issue ordinary shares upon exercise of a warrant.
Redemption of warrants when the ordinary share price equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the warrants in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder and if, and only if, the closing price of the Company’s ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is given to the warrant holders.
The Company may redeem the warrants in whole and not in part no earlier than 90 days after they are first exercisable and prior to their expiration at a price equal to a number of the Company's ordinary shares based on the redemption date and the “fair market value” of the ordinary shares, upon not less than 30 days' prior written notice of redemption each warrant holder, and if, and only if, the closing price of the ordinary shares equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders.
The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and are presented within warrant liabilities on our balance sheet. The warrant liabilities assumed from SC Health, and on a recurring basis, changes in fair value will be presented in the consolidated statement of operations at each reporting period. The Private Placement Warrants are considered to be a Level 3 liability, see Note 5 – Fair Value Measurements for description of the valuation methodology of the Private Placement Warrants.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Public Warrants were accounted for as equity and are presented within Additional Paid-In Capital on our balance sheet. Although an event such as a qualifying cash tender offer could occur outside of the company’s control that would require net cash settlement, equity classification for the public warrants is not precluded per ASC 815-40-25 as such an event would be in connection with a change in control and all of the Company’s ordinary shareholders, as well as warrant holders, could participate and receive cash from the settlement.

9.Income Taxes
Income tax expense was $0.6 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Income tax expense was $0.8 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. The effective income tax rate was less than 1.0% in the three and nine months ended September 30, 2021 and 2020. Our effective tax rate differs from the U.K. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized. The income tax expense is primarily related to corporate income taxes in the United States, which operates on a cost–plus arrangements and minimum filing fees in the foreign jurisdictions where we have operations.

10.Shareholders’ Equity (Deficit)
The Company is authorized to issue 12,417,500,000 ordinary shares with par value of $0.000004 per share. Each holder of the Company's ordinary shares is entitled to one vote per share. As of September 30, 2021, there were 126,675,098 of the Company's ordinary shares issued and outstanding. Holders of the Company's ordinary shares do not have cumulative voting rights. Additionally, the Company has 14,074,986 warrants outstanding as of September 30, 2021. See Note 8, Warrants for additional information.
Each holder of the Company's ordinary shares is entitled to the payment of dividends and other distributions as may be declared by the Board from time to time out of the Company’s assets or funds legally available for dividends or other distributions. The Company has not declared or paid any dividends with respect to its ordinary shares for the periods presented.
If the Company is involved in voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, or a similar event, each holder of the Company ordinary shares will participate pro rata in all assets remaining after payment of liabilities, subject to prior distribution rights of the Company preferred shares, if any, then outstanding.

11.Net Loss per Share
The following is a calculation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Basic and diluted:
Net loss	$(57,972)	$(20,524)	$(153,306)	$(46,953)
Weighted average ordinary shares outstanding	107,633,037	83,509,920	92,008,435	83,392,042
Basic and diluted net loss per share	$(0.54)	$(0.25)	$(1.67)	$(0.56)
Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of the ordinary shares outstanding plus outstanding warrants with a $0.01 exercise price.
For the three and nine months ended September 30, 2021 and 2020, we excluded the potential effect of outstanding and exercisable options (including performance options) and warrants , in the calculation of the diluted loss per share, as the effect would be anti-dilutive due to losses incurred. As of September 30, 2021 and 2020, there were approximately 12.9 million and 13.1 million potentially issuable shares respectively, with dilutive effect.

12.Stock-Based Compensation

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has established a number of share-based incentive plans for current employees, directors and others, which include Share Appreciation Rights ("SARs"), 2013 Share Option Plan, 2021 Share Option Plan and Warrants.

Share Appreciation Rights
As of September 30, 2021, there were no SARs outstanding. In connection with the Business Combination on August 11, 2021, the liability associated with outstanding SARs was settled with a cash payment of $0.7 million.

2013 Share Option Plan
The holders of Legacy Rockley options under the 2013 Share Option Plan (the "2013 Plan") continue to hold such options and such options remain subject to the same vesting, exercise and other terms and conditions. In connection with the Business Combination, the holders of Legacy Rockley options may exercise their options to purchase a number of ordinary shares equal to the number of shares of Legacy Rockley ordinary shares subject to such Legacy Rockley options multiplied by the Exchange Ratio of 2.4835 (rounded down to the nearest whole share) at an exercise price per share divided by the Exchange Ratio (rounded to the nearest whole cent). The information presented herein is as if the exchange of stock options occurred as of the earliest period presented.
As of September 30, 2021, there were 0 shares available for grant. Any new grants will become available for issuance under the 2021 Stock Incentive Plan (the "2021 Plan").
The following table summarizes the stock option activity related to the 2013 Plan:

	Number of Options Outstanding	Average Exercise Price Per Share	Remaining Contractual Life (Years)	Aggregate Intrinsic Value[1]
				(In thousands)
Options outstanding at December 31, 2020	17,898,619	$1.99	6.75	44,515
Granted	—	$—
Exercised	(465,853)	$0.79
Forfeited	(890,369)	$4.07
Expired	(35,742)	$2.92
Options outstanding at September 30, 2021	16,506,655	$1.91	5.80	$92,787
Options exercisable—September 30, 2021	12,925,646	$1.50	5.05	$77,978
2021 Stock Incentive Plan
On March 31, 2021, the Board approved the 2021 Plan. The purpose of the 2021 Plan is to attract, retain, incentivize and reward top talent through stock ownership, to improve operating and financial performance and strengthen the mutuality of interest between eligible service providers and shareholders.
As of September 30, 2021, there were 15,369,185 shares authorized for issuance under the Plan, of which 14,355,705 shares were available for grant.
The following table summarizes the stock option activity related to the 2021 Plan:
1 The aggregated intrinsic value represents the difference between the exercise price and the closing stock price of $7.19 for the Company’s ordinary shares on September 30, 2021.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Options Outstanding	Average Exercise Price Per Share	Remaining Contractual Life (Years)	Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2020	—	$—	0.00	—
Options granted	1,013,480	$15.84
Options exercised	—	$—
Options forfeited	—	$—
Options expired	—	$—
Options outstanding at September 30, 2021	1,013,480	$15.84	9.86	$—
Options exercisable—September 30, 2021	20,384	$15.84	9.86	$—
Stock-based compensation expense
The following table summarizes our stock-based compensation expense for all equity arrangements and is included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Cost of revenue	$346	$467	$977	$1,808
Research and development	1,340	891	3,559	2,971
Selling, general and administrative	469	319	1,320	1,086
Total stock-based compensation expense	$2,155	$1,677	$5,856	$5,865
As of September 30, 2021, total unrecognized compensation expense related to unvested options granted to employees under the Company’s stock option plans was $17.6 million, which is expected to be recognized over a weighted average period of 1.3 years.

Performance Options
For the three months ended September 30, 2021 and 2020, we recognized a total expense of $0.1 million and $0.02 million in relation to the performance-based options. For the nine months ended September 30, 2021 and 2020, we recognized a total expense of $0.3 million and $0.1 million. As of September 30, 2021 and December 31, 2020, there were approximately $0.9 million and $1.2 million of unrecognized stock-based compensation expense related to the performance-based options. During the nine months ended September 30, 2021, no additional performance-based options were granted.

Warrants
In connection with the Business Combination on August 11, 2021, all outstanding warrants of Legacy Rockley were exercised on a cashless basis and converted into the right to receive 1.8 million ordinary shares of the Company, with a fair value of $18.1 million.

13.Related Party Transactions
The Company formed HRT, a joint venture with Hengtong Optic-Electric Co., Ltd. in 2017, which was recognized by the Company as an equity method investment. The total sales made to HRT for the three months ended September 30, 2021 and 2020 were $0.3 million and $2.3 million, respectively. The total sales made to HRT for the nine months ended September 30, 2021 and 2020 were $0.3 million and $4.7 million, respectively. As of September 30, 2021 and December 31, 2020, the balance owed by the joint venture amounted to $0.3 million and $3.3 million, respectively, and is included in accounts receivable in the accompanying balance sheets. As of September 30, 2021 and December 31, 2020, the balance owed to the joint venture was $0 and $0.2 million, respectively, and included in trade payables.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.Leases
The weighted average remaining lease term was 1 year for operating leases as of September 30, 2021. The weighted average discount rate was 6% for operating leases as of September 30, 2021.
Finance lease costs were immaterial for the three and nine months ended September 30, 2021 and 2020. The components of operating lease cost for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Operating Lease Cost:
Fixed lease cost	$268	213	$773	638
Variable lease cost	81	(3)	200	118
Total operating lease cost	$349	$210	$973	$756
The supplemental cash flow information related to our operating leases is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$706	$685
Operating cash flows for finance leases	$—	$12
Financing cash flows for finance leases	$—	$933
Right-of-use assets obtained in exchange of lease obligations:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,981	$—
There are no finance lease liabilities as of September 30, 2021. Maturities of operating lease liabilities as of September 30, 2021, are as follows (in thousands):

Operating Leases
2021 (for the remaining period)	$230
2022	1,165
2023	931
2024	437
2025	327
Thereafter	394
Total lease obligation	$3,484
Less: Imputed interest	(363)
Total lease liabilities	$3,121
Less: Current lease liabilities	(923)
Total non-current lease liabilities	$2,198

15.Commitments and Contingencies
Legal Contingencies
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. We apply accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of September 30, 2021 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Financial Commitments
In the ordinary course of business, we make commitments to third-party suppliers for various research and development activities. As of September 30, 2021 and December 31, 2020, we had $8.9 million and $3.0 million, respectively, in contractual obligations for which we have not yet received the services.

16.Defined Contribution Plan
We have defined contribution plans, under which we contribute based on a percentage of the employees’ elected contributions. We will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general and administrative expenses and research and development in the condensed consolidated statements of operations and comprehensive loss. Defined contributions were $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Defined contributions were $0.6 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

17. Supplemental Cash Flow Information
Non-cash operating, investing, and financing activities, and supplemental cash flow information are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Supplemental Cash Flow Information:
Interest paid	$465	$49
Income tax paid	$300	$147

Non-cash Operating Activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,981	$—
	$1,981	$—

Non-cash Investing Activities:
Unpaid property and equipment received	$707	$222
	$707	$222
Non-cash Financing Activities:
Conversion of convertible debt and accrued interest to ordinary shares	$181,404	$—
Conversion of Legacy Rockley ordinary shares to Rockley ordinary shares	206,888	—
Private Placement Warrants	14,304	—
Public Warrants	28,031	—
Issuance of ordinary shares in lieu of cash payment of transaction costs	3,190	—
Unpaid deferred transaction costs	2,263	—
Forgiveness of Paycheck Protection Program loan	2,860	—
	$438,940	$—

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

18.Subsequent Events
Subsequent events have been evaluated through the date that these financial statements were issued.
In October 2021, the Company filed a registration statement on Form S-8 under the Securities Act of 1933 (the "S-8 Registration Statement"). The S-8 Registration Statement registered a total of 33,410,136 ordinary shares, which includes all shares issued under the 2021 Plan and the 2021 Employee Stock Purchase Plan (the “ESPP”). Once these shares are registered, they can be sold in the public market upon issuance, subject to applicable restrictions.
On October 19, 2021, the Board unanimously approved to enter into and consummate a "Term Sheet" with Lincoln Park Capital Fund, LLC, an Illinois limited liability company ("LPCF"). The Term Sheet is a private placement with registration rights, providing LPCF the ability to purchase up to $50.0 million of the Company's ordinary shares. The term of the Term Sheet is 24 months. Following the execution of the term sheet, the Company is to pay LPCF $0.04 million to cover associated expenses relating to, amongst other things, preparation of future securities agreements relating to the Term Sheet. Any proceeds from the sale of shares, pursuant to the aforementioned term sheet, are to go towards the Company to be used for working capital.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of our financial condition and results of operations should be read together with the Company's condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and together with Legacy Rockley’s audited consolidated financial statements and the related notes included in the final prospectus/proxy statement filed with the SEC pursuant to Rule 424(b)(3) on July 22, 2021.
Unless the context otherwise requires, references in these notes to "Rockley", the “Company”,"we", "us", or "our" and any related terms are intended to mean the post-Business Combination consolidated company, Rockley Photonics Holdings Limited, while "Legacy Rockley" and "SC Health" refers to the entities prior to the Business Combination.

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
As testament to the relevance of our product development, we have captured the attention of several consumer electronics companies and, as of the date of this quarterly report on Form 10-Q, we have established strategic relationships with six of the world’s top-ten largest manufacturers of smart watches and wristbands (based on volume as reported by IDC). We plan to leverage this attention to develop new capabilities in consumer wearables in the near term, and to expand over time into medical devices and other industry applications.
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
To date, we have generated revenue primarily from non-recurring engineering ("NRE") and development services for customer-specific designs of silicon photonics chipsets for incorporation into their customers’ end products and we have financed our operations primarily through the issuance of convertible loan notes, as well as private placements of ordinary shares. From the date of our formation through September 30, 2021 we have raised aggregate gross proceeds of approximately $290.0 million from the issuance of convertible loan notes and ordinary shares. For the nine months ended September 30, 2021, we incurred a net loss of $153.3 million and utilized $91.9 million in cash to fund our operations.
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
•increase our headcount;
•obtain, maintain and expand our intellectual property portfolio; and
•enhance internal functions to support our operations as a public company.

Impact of COVID-19
The COVID-19 global pandemic has prompted extraordinary measures by governments and businesses to control the spread of COVID-19 in most or all regions throughout the world. These actions have included travel bans, quarantines, and similar mandates for individuals to substantially restrict normal activities and for businesses to curtail normal operations.
The COVID–19 pandemic has adversely impacted our operational efficiency and caused delays in operational activities. During the third quarter of 2021, we continue to take cautious steps to protect our workforce, support community efforts, and follow local government guidelines. Certain key laboratory employees and facilities have continued internal testing and laboratory work to the extent necessary to service customer commitments. The remaining non-essential workforce were recommended to continue performing their duties from home. The ongoing impact will depend on the duration of the pandemic which is being mitigated by the vaccination of the general population and gradual easing of restrictions. For more information on risks associated with the COVID-19 pandemic and regulatory actions, see “Risk Factors — General Risks.”

Comparability of Financial Information
Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination and becoming a public company. As a consequence of the Business Combination, we became a NYSE listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors' and officers' liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.

Business Combination and Public Company Costs
As described in “Note 1 – Description of Business and Significant Accounting Policies” and “Note 2 – Business Combination” of the notes to the condensed consolidated financial statements, we completed the Business Combination on August 11, 2021, with Legacy Rockley surviving the Business Combination as a wholly owned subsidiary of the Company.
Prior to the Business Combination, Legacy Rockley financed its operations primarily from the issuance of convertible loan notes and private placements of ordinary shares. From the date Legacy Rockley was incorporated in 2013 through August 11, 2021, the date of the consummation of the Business Combination, Legacy Rockley raised aggregate gross proceeds of approximately $290.0 million from the issuance of convertible loan notes and ordinary shares.
Upon the consummation of the Business Combination, we issued 104.0 million shares of ordinary shares for all the issued and outstanding equity interests of Legacy Rockley inclusive of ordinary shares issued in exchange for the issued and outstanding convertible loan notes (inclusive of interest accrued thereon) and warrants, as if each had converted into the Company's ordinary shares immediately prior to the Business Combination. In addition, certain accredited investors (including entities affiliated with the SC Health Sponsor) purchased an aggregate of 15.0 million ordinary shares for a purchase price of $10.00 per share, or an aggregate purchase price of $150.0 million. The net cash received from the Business Combination after underwriter and transaction costs was $124.1 million.

The Business Combination was accounted for as a forward recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, SC Health was treated as the acquired company and Rockley was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the evaluation of the following facts and circumstances:
•Legacy Rockley's existing shareholders hold a majority voting interest in the combined company, and as such, have the power to appoint a majority of the members of the Company’s Board;
•Legacy Rockley's senior management team comprise the majority of the senior management of the combined company;
•Legacy Rockley is the larger of the companies based on historical operating activity and employee base; and
•Legacy Rockley's operations comprise the ongoing operations of the combined entity.
Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Legacy Rockley with the acquisition being treated as the equivalent of Rockley issuing stock for the net assets of SC Health, accompanied by a recapitalization.
As a consequence of the Business Combination, the Company became an SEC-registered and NYSE-listed company, which requires us to hire additional talent and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur incremental annual expenses as a public company for, among other things, increased directors’ and officers’ liability insurance; director fees; and additional internal and external accounting, legal, and administrative resources.

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

Components of Results of Operations
The following discusses certain line items in our condensed consolidated statements of operations and comprehensive loss.

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

Change in Fair Value of Warrant Liabilities
Gains or losses from the change in fair value of warrants are recorded from the remeasurement of the fair value of our private placement and public warrants based upon certain valuation assumptions.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020
The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,839	$4,517	$5,805	$19,061
Cost of revenue	3,459	5,015	11,742	18,100
Gross profit	(1,620)	(498)	(5,937)	961
Operating expenses:
Selling, general, and administrative expenses	13,568	5,354	27,588	12,603
Research and development expenses	26,418	10,790	59,949	27,007
Total operating expenses	39,986	16,144	87,537	39,610
Loss from operations	(41,606)	(16,642)	(93,474)	(38,649)
Other income (expense):
Forgiveness of PPP loan	—	—	2,860	—
Interest expense, net	(1,587)	1	(1,913)	(73)
Equity method investment loss	40	(689)	(720)	(941)
Change in fair value of debt instruments	(14,255)	(3,325)	(59,916)	(5,547)
Change in fair value of warrant liabilities	515	—	515	—
Gain (loss) on foreign currency	(481)	285	150	(1,369)
Total other income (expense)	(15,768)	(3,728)	(59,024)	(7,930)
Loss before income taxes	(57,374)	(20,370)	(152,498)	(46,579)
Provision for income tax	598	154	808	374
Net loss and comprehensive loss	$(57,972)	$(20,524)	$(153,306)	$(46,953)

Discussion and Analysis of Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue	$1,839	$4,517	$(2,678)	(59)%	$5,805	$19,061	$(13,256)	(70)%
Revenue decreased by $2.7 million, or 59%, to $1.8 million for the three months ended September 30, 2021 from $4.5 million for the three months ended September 30, 2020. Revenue decreased by $13.3 million, or 70%, to $5.8 million for the nine months ended September 30, 2021 from $19.1 million for the nine months ended September 30, 2020. This decrease is primarily driven by an ongoing backlog of project deliverables in fiscal 2021 when compared to fiscal 2020 where we completed and delivered on project milestones for our significant customers.

Cost of Revenue and Gross Profit (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cost of revenue	$3,459	$5,015	$(1,556)	(31)%	$11,742	$18,100	$(6,358)	(35)%
Gross Profit	(1,620)	(498)	(1,122)	225%	(5,937)	961	(6,898)	(718)%
Gross Margin	(88)%	(11)%	NM	NM	(102)%	5%	NM	NM

NM – Not meaningful
Cost of revenue decreased by $1.6 million, or 31%, to $3.5 million for the three months ended September 30, 2021 from $5.0 million for the three months ended September 30, 2020. This decrease in cost of revenue was primarily driven by a decrease of $2.1 million from engineering, fab partner, and stock-based compensation costs. The decrease was partially offset by $0.5 million in research and development tax credits and grants we received in 2021 compared to the prior period due to lower claims for our research and development activities. Gross profit decreased by $1.1 million, or 225% to $(1.6) million for the three months ended September 30, 2021 from $(0.5) million for the three months ended September 30, 2020. The decrease in gross profit was primarily driven by an overall decrease in revenue for the three months ended September 30, 2021.
Cost of revenue decreased by $6.4 million, or 35%, to $11.7 million for the nine months ended September 30, 2021 from $18.1 million for the nine months ended September 30, 2020. This decrease in cost of revenue was primarily driven by a decrease of $8.0 million from engineering, fab, partner and stock-based compensation costs. The decrease was partially offset by $2.3 million in research and development tax credits and grants we received in 2021 compared to the prior period due to lower claims for our research and development activities. Gross profit decreased by $6.9 million, or 718% to $(5.9) million for the nine months ended September 30, 2021 from $1.0 million for the nine months ended September 30, 2020. The decrease in gross profit was primarily driven by a decrease in revenue for the nine months ended September 30, 2021. Our revenue is recognized at the achievement of milestones and is not necessarily aligned with the timing of costs we incur.
Our gross margin has fluctuated and may fluctuate from period to period based on a number of factors, including the timing of completion of project milestones with each project requiring differing levels of time and costs. The projects we undertake are determined by our customer commitments and our long-term strategy goals.

Selling, General and Administrative Expenses (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Selling, general, and administrative expenses	$13,568	$5,354	$8,214	153%	$27,588	$12,603	$14,985	119%
Selling, general and administrative expenses increased by $8.2 million, or 153%, to $13.6 million for the three months ended September 30, 2021 from $5.4 million for the three months ended September 30, 2020. The increase was primarily due to general corporate growth, of which $4.0 million was from additional professional fees related to accounting, legal and audit matters, and $2.6 million and $0.1 million were due to increased human capital and stock-based compensation costs, respectively.
Selling, general and administrative expenses increased by $15.0 million, or 119%, to $27.6 million for the nine months ended September 30, 2021 from $12.6 million for the nine months ended September 30, 2020. The increase was primarily due to general corporate growth, of which $6.1 million was from additional professional fees related to accounting, legal and audit matters, and $4.8 million and $0.2 million were due to increased human capital and stock-based compensation costs, respectively.

Research and Development Expenses (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Research and development expenses	$26,418	$10,790	$15,628	145%	$59,949	$27,007	$32,942	122%
Research and development expenses increased by $15.6 million, or 145%, to $26.4 million for the three months ended September 30, 2021 from $10.8 million for the three months ended September 30, 2020. The increase was primarily attributable to growth of $2.8 million from engineering, fab partners, and engineering research and development headcount. This also led to an increase in human capital and stock-based compensation expenses of $9.2 million and $0.8 million. The increase was partially offset by a decrease of $0.9 million in research and development tax credits and grants we received in 2021 compared to the prior period due to lower claims for our research and development activities.
Research and development expenses increased by $32.9 million, or 122%, to $59.9 million for the nine months ended September 30, 2021 from $27.0 million for the nine months ended September 30, 2020. The increase was primarily attributable to growth of $11.4 million from engineering, fab partners, and engineering research and development headcount. This also led to an increase in human capital and stock-based compensation expenses of $15.9 million and $1.6 million, respectively. The increase was partially offset by a decrease of $2.4 million in research and development tax credits and grants we received in 2021 compared to the prior period due to lower claims for our research and development activities.

Other income, net (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Other income, net	—	—	$—	100%	$2,860	$—	$2,860	100%
Other income, net during the three and nine months ended September 30, 2021 consisted of debt forgiveness of the $2.9 million PPP Loan and related accrued interest.

Interest Expense, net (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Interest expense, net	$(1,587)	$1	$(1,588)	(158,800)%	$(1,913)	$(73)	$(1,840)	2,521%
The increase in interest expense, net by $1.6 million and $1.8 million, or (158,800)% and 2,521%, for the three and nine months ended September 30, 2021, respectively was primarily due to the interest expense recorded for the 2020 Term Facility Loan using the effective interest rate method.

Equity Method Investment Loss (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Equity method investment loss	$40	$(689)	$729	(106)%	$(720)	$(941)	$221	(23)%
Change in equity method investment captures our share of losses of the investment in HRT according to our percentage of ownership.

Change in Fair Value of Debt Instruments (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Change in fair value of debt instruments	$(14,255)	$(3,325)	$(10,930)	329%	$(59,916)	$(5,547)	$(54,369)	980%
Change in fair value of debt instruments captures losses from a change in fair value estimates using discounted cash flow and binomial lattice methodologies that are based upon a set of valuation assumptions. As of September 30, 2021, there was no fair value associated with the convertible debt instruments due to the conversion of the debt securities into the Company's ordinary shares as a result of the Business Combination.

Change in Fair Value of Warrant Liabilities (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Change in fair value of warrants	$515	$—	$515	100%	$515	$—	$515	100%
Change in fair value of warrant liabilities captures activity from a change in fair value estimates based upon a set of valuation assumptions. The Private Placement Warrants were assumed from SC Health and recorded as part of the Business Combination and therefore there was no prior year balance.
Gain (Loss) on Foreign Currency (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Gain (loss) on foreign currency	$(481)	$285	$(766)	(269)%	$150	$(1,369)	$1,519	(111)%

Change in gain (loss) on foreign currency captures activity from the impact of foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. During the three and nine months ended September 30, 2021 and 2020, most of our balances are held in the reporting currency, which decrease the impact of foreign currency fluctuations on the results of our operations.

Provision for Income Tax (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Provision for income tax	$598	$154	$444	288%	$808	$374	$434	116%
Change in provision for income tax expense for the three and nine months ended September 30, 2021 is due to an overall increase in expenditures. The effective income tax rate was less than 1.0% for the three and nine months ended September 30, 2021 and 2020. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized. The income tax expenses shown above are primarily related to corporate income taxes in the United States, which operates on a cost-plus arrangement and minimum filing fees in the foreign jurisdictions where we have operations.

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

Reconciliation
The following table reconciles our net loss (the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Loss	$(57,972)	$(20,524)	$(153,306)	$(46,953)
Interest expense, net	1,587	(1)	1,913	73
Provision for income tax	598	154	808	374
Depreciation and amortization	1,229	700	3,228	2,095
EBITDA	(54,558)	(19,671)	(147,357)	(44,411)
Non-capitalized transaction costs*	3,214	1,511	4,254	1,541
Stock-based compensation	2,155	1,676	5,856	5,865
Equity-method investment loss	(145)	689	346	941
Change in fair value of debt instruments	14,255	3,325	59,916	5,547
Change in fair value of warrants	(515)	—	(515)	—
Forgiveness of PPP loan	—	—	(2,860)	—
Adjusted EBITDA	$(35,594)	$(12,470)	$(80,360)	$(30,517)

* Non-capitalized transaction costs include non-recurring expense related to the issuance of convertible loan notes in 2021 and the Business Combination.

Liquidity and Capital Resources
Due to our history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, management concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2020 as to the substantial doubt about our ability to continue as a going concern. Since inception, legacy Rockley has financed its operations primarily through the issuance and sale of convertible loan notes, ordinary shares and agreed-upon projects. As of September 30, 2021 and December 31, 2020, the cash and cash equivalents balance was $75.2 million and $19.2 million, respectively.
Short-Term Liquidity Requirements
As of the date of this quarterly report on Form 10-Q, we have yet to generate any material revenue from our business operations. On August 11, 2021, the consummation of the Business Combination resulted in net cash proceeds of $124.1 million of cash, net of transaction costs, which will be used to fund our future capital and liquidity needs in order to support our core business operations and overall growth of our business and to execute our current growth strategies.
As of the date of this quarterly report on Form 10-Q, management believes that the cash generated by the closing of the Business Combination and the PIPE Financing is sufficient to fund both our cash needs for the execution of our business strategy at least the next 12 months, including (1) investing in research and developments activities, including completion and commercialization of our wearables, smart phone and point-of-care technologies, (2) investing in backend processing, intellectual property protection, quality control and process, (3) expanding sales and marketing activities, and (4) pursuing strategic partnerships. However, our anticipated cash needs could vary materially and negatively as a result of a number of factors, including:
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
•Rockley’s additional investment requirement needed for HRT to be self-sufficient; and
•Other risks discussed in the section entitled “Risk Factors.”
Long-Term Liquidity Requirements
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

Historical Cash Flows
For the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
(in thousands)
Net cash used in operating activities	$(91,902)	$(28,738)
Net cash used in investing activities	(55,968)	(3,590)
Net cash provided by financing activities	203,833	30,352
Net increase (decrease) in cash and cash equivalents	$55,963	$(1,976)

Cash Flows from Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $91.9 million, primarily consisting of net losses of $153.3 million, adjusted by non-cash depreciation and amortization of $3.2 million, bad debt expense of $0.4 million, stock-based compensation of $5.9 million, equity-method investment loss of $0.3 million, and losses/(gains) related to the changes in fair value of debt instruments and warrants of $59.9 million and $(0.5) million, respectively. Changes in assets and liabilities for the nine months ended September 30, 2021 included the following: increases in other receivables, prepaid expenses, trade payables and accrued expenses, offset by decreases in accounts receivable and other current assets.

During the nine months ended September 30, 2020, net cash used in operating activities was $28.7 million, primarily consisting of net losses of $47.0 million, adjusted by non-cash depreciation and amortization of $2.1 million, stock-based compensation of $5.9 million, equity-method investment loss of $0.9 million, and a loss related to the change in fair value of debt instruments of $5.5 million. Changes in assets and liabilities for the nine months ended September 30, 2020 included the following: increases in accounts receivable and accrued expenses, offset by decreases in other receivables, prepaid expenses, other current assets and trade payables.

Cash Flows from Investing Activities
Net cash used in investing activities was $56.0 million for the nine months ended September 30, 2021, primarily related to the purchase and the sale of marketable securities of $54.8 million and $5.0 million, respectively, and also from the purchases of property and equipment to be used in the ordinary course of business. Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2020, primarily related to the investment in our HRT of $2.5 million and the remaining $1.1 million was related to purchases of property and equipment to be used in the ordinary course of business.

Cash Flows from Financing Activities
Net cash provided by financing activities was $203.8 million for the nine months ended September 30, 2021, primarily related to the proceeds received from the Business Combination and convertible loan notes. Net cash provided by financing activities was $30.4 million for the nine months ended September 30, 2020, primarily consisting of proceeds received for convertible loan notes and Paycheck Protection Program.

Contractual Obligations and Commitments
Purchase obligations include commitments to third-party suppliers for various research and development activities. As of September 30, 2021, we had $8.9 million in contractual obligations for which we have not yet received services.

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

Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification, and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no substantial changes to these estimates, or the policies related during the nine months ended September 30, 2021. For a full discussion of these estimates and policies is fully described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" section included in the Rockley Photonics Holdings Limited's Registration Statement on Form S-4 (File No. 333-255019), filed with the SEC on April 2, 2021 and declared effective on July 22, 2021.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash and cash equivalents of $75.2 million, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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
Rockley has to date generated revenue primarily from NRE and development services for customer-specific designs of silicon photonics chipsets for incorporation into its customers’ end products. Rockley incurred a net loss of $58.0 million and $153.3 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, Rockley had an accumulated deficit of $386.2 million. Rockley believes that it will continue to incur operating and net losses for the foreseeable future, including for a period of time after commercialization of its silicon photonics chipsets, which is not currently expected to begin until 2022; provided that any such commercialization may occur later than 2022 or not at all. Even if Rockley is able to successfully develop and sell its products, there can be no guarantee that it will do so within its anticipated timeframe or that its products will be commercially successful. Rockley’s potential future profitability is dependent upon the successful development, commercial introduction, and acceptance of its products and services, including its silicon photonics chipsets for the consumer wearables market and its module applications with biomarker detection capabilities for advanced health metrics. Because Rockley will incur costs to develop and commercialize its products and services, including its chipsets and module applications, before it receives any significant revenue from any sales of such products or services, Rockley’s losses in future periods may continue. Rockley may never achieve or sustain profitability.
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
Since inception, Rockley has financed its operations primarily through the issuance and sale of convertible loan notes, ordinary shares and revenue received from agreed-upon projects. As of September 30, 2021, Rockley’s cash and cash equivalents balance was $75.2 million and it had an accumulated deficit of $386.2 million. Due to Rockley’s history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, its management concluded that there is substantial doubt about Rockley’s ability to continue as a going concern. There have been no adjustments to the accompanying financial statements of Rockley to reflect this uncertainty. Rockley’s ability to continue as a going concern is dependent upon it becoming profitable in the future or obtaining the necessary capital to meet its obligations. Rockley’s determination of substantial doubt about its ability to continue as a going concern could materially limit its ability to raise additional funds through the issuance of equity securities, debt financing or otherwise. There can be no assurance that any such issuance of equity securities, debt financing or other means of financing will be available in the future, or the terms of any such financing will be acceptable to Rockley. Further, there can be no assurance that Rockley will ever become profitable or continue as a going concern.

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
Rockley continues to invest in initiatives designed to grow its business, including:
•Partnering with customers and potential customers to develop and commercialize Rockley's products:
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
The global optical components market in general, and the consumer sensor, healthcare, and data communications markets in particular, are highly competitive. Rockley expects competition to increase and intensify as additional companies enter Rockley’s target markets. Increased competition could result in price pressure, reduced gross margins, and difficulty achieving market penetration, any of which could harm Rockley’s business, financial condition, and results of operations. Rockley’s competitors range from large, international companies offering a wide range of services and optical components, such as LEDs, lasers, detectors, or PICs, to smaller companies specializing in narrow market verticals. Some of Rockley’s key competitors across various verticals include: ams AG (“AMS”), Analog Devices, Inc. (“ADI”), Broadcom Inc. (“Broadcom”), Brolis Semiconductors (“Brolis”), Cisco Systems, Inc. (“Cisco”), GlobalFoundries Inc. (“GlobalFoundries”), Intel Corporation (“Intel”), Lumentum Holdings Inc. (“Lumentum”), Maxim Integrated Products Inc. (“Maxim”), Osram Licht AG (“OSRAM”), Taiwan Semiconductor Manufacturing Company, Limited (“TSMC”), and Tower Semiconductor Ltd. (“Tower Jazz”). Rockley expects competition in its target markets to increase in the future as existing competitors improve or expand their product offerings and as new competitors enter these markets.

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
If Rockley is able to commercially launch its cloud-based analytics subscription service, which may occur as early as 2023, it expects to recognize revenue ratably over the terms of its subscriptions with customers. As a result, a substantial portion of the revenue that it will report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in its revenue results for that period. This decline, however, will negatively affect its revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of its subscription service and potential changes in the rate of renewals may not be fully reflected in its results of operations until future periods. This will also make it difficult for Rockley to rapidly increase revenue growth through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement. Rockley may be unable to commercially launch its subscription service offering in a timely manner or at all and such subscription offering may not achieve widespread customer adoption.

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
Rockley’s cloud-based analytics subscription offering, which is under development and may be commercially launched as early as 2023, is expected to allow for the deployment of Rockley’s technology through a cloud-based software-as-a-service model. As a result, it must interoperate with Rockley’s customers’ existing network and security infrastructure. The components of Rockley’s customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products, and may be highly customized. Rockley must be able to interoperate and provide its software service to customers with highly complex and customized networks, which requires careful planning and execution between its customers, its customer support teams, and its channel partners. Further, whenever there are new or updated elements of the customers’ infrastructure or new industry standards or protocols, Rockley may have to update or enhance its cloud platform to continue to provide service to customers. Rockley’s competitors or other vendors may refuse to work with Rockley to allow their products to interoperate with Rockley’s, which could make it difficult for Rockley’s cloud-based analytics subscription service to function properly in customer networks that include these third-party products.
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
Rockley believes that its operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to a few large customers, including Apple Inc., Rockley’s largest customer, and HRT, its second largest customer. Rockley’s two largest customers collectively accounted for 100% and 99.6% of Rockley’s revenue in 2020 and 2019, respectively. Revenue attributable to Rockley’s largest customer accounted for the majority of its revenue in 2020 and 2019, respectively. Rockley anticipates revenue attributable to this customer will fluctuate from period to period, although it expects to remain dependent on this customer for a significant portion of its revenue for the foreseeable future. Rockley has a master supply and development agreement with this customer, which provides a general framework for Rockley’s transactions with it. This agreement continues until either party terminates for material breach. Under this agreement, Rockley has agreed to develop and deliver new products to this customer at its request, provided it also meets Rockley’s business purposes, and has agreed to indemnify it for intellectual property infringement or any injury or damages caused by Rockley’s products. This customer does not have any minimum or binding purchase obligations to Rockley under this agreement and could elect to discontinue or reduce making purchases from Rockley with little or no notice.
HRT is a joint venture formed by Rockley with Hengtong Optic-Electric Co., Ltd., a subsidiary of Hengtong Group, Co., Ltd., in 2017. Under the Sino-Foreign Equity Joint Venture Contract (the “JV Agreement”) and the related technology development agreement and license agreement, HRT must procure chipsets from Rockley for use in finished products and HRT owns the copyright in the final designs. HRT has a license to the underlying intellectual property in the reference designs and Rockley has certain non-compete obligations under the JV Agreement. During the years ended December 31, 2020 and 2019, Rockley made sales to HRT of $5.3 million and $6.7 million, respectively. See notes 4 and 13 to the notes to Rockley’s consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.
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

Rockley may in the future become subject to additional regulations, including FDA clearance or approval, for health monitoring products in which Rockley’s products are incorporated. Achieving and maintaining compliance and approval under applicable regulations may be difficult to achieve.
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
As a public company, Rockley is subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require it to determine, disclose, and report whether its products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in Rockley’s products. In addition, Rockley will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of its products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such verification activities. It is also possible that its reputation may be adversely affected if Rockley determines that certain of its products contain minerals not determined to be conflict-free or if Rockley is unable to alter its products, processes, or sources of supply to avoid use of such materials.

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

As of September 30, 2021 Rockley had 96 issued and allowed patents and 83 other patent applications pending in the United States and 68 patents in foreign jurisdictions. The 96 issued and allowed patents in the United States expire in the years beginning in 2021 through 2040. The 68 patents in foreign jurisdictions include 41 in the United Kingdom, 24 in China, and 3 in Japan, and they expire in the years beginning 2027 through 2039. Many of Rockley’s issued patents and pending patent applications relate to sensors and sensor chips.
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
Unauthorized access by a third party to Rockley’s internal network, any actual or perceived breach of network security in its systems or networks, or any other actual or perceived data security incident Rockley or its third-party service providers suffer, could result in damage to its reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over its competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, Rockley may incur significant costs to investigate and remediate any security breaches and other security incidents. Rockley’s data, corporate systems, third-party systems, and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to its data. For example, in late 2020, Rockley was subject to phishing attacks, one involving a spoofed email whereby certain vendor account information was charged and payment was made to a fraudulent account and a second closely timed incident where a “forwarding” rule was applied to the spoofed email’s recipient. While no personal data was accessed and the issue was addressed, the incident resulted in a net loss of approximately $66,345, which loss has been accounted for in Rockley’s 2020 financial statements (which amount has been offset by a payout under Rockley's cybersecurity insurance policy in March 2021). While Rockley maintains cybersecurity insurance, such insurance may be insufficient to cover all liabilities incurred by these incidents, and any incidents may result in loss or increased costs of its cybersecurity insurance. Any of these negative outcomes could adversely impact the market perception of, and investor confidence in, Rockley.

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
The accounting rules and regulations with which Rockley must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, many companies’ accounting disclosures are being subjected to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could impact Rockley’s financial statements.

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
Upon the closing of the Business Combination, Rockley became subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the NYSE. The requirements of these rules and regulations have increased, and Rockley expects ongoing compliance with these rules and regulations will continue to increase its legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on its talent, systems, and resources.
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

Risks Related to Ownership of Our Ordinary Shares

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
As of September 30, 2021, our executive officers and directors collectively beneficially own approximately 16.1% of our outstanding ordinary shares, with Dr. Andrew Rickman, our Chief Executive Officer, beneficially owning approximately 13.8% of our outstanding ordinary shares. As a result, these shareholders will be able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, any amendment of the Articles of Association, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

Sales of a substantial number of our ordinary shares in the public market, or the perception that such sales may occur, could cause the price of our ordinary shares to fall.
Sales of a substantial number of our ordinary shares in the public market or the perception that these sales might occur could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our ordinary shares. In addition, the sale of substantial amounts of our ordinary shares could adversely impact its price.
In addition to the shares being registered for resale hereunder, we have registered for resale approximately 52.3 million of our outstanding ordinary shares, not including the ordinary shares underlying any of our outstanding Warrants. Outstanding Warrants to purchase an aggregate of 8,625,000 ordinary shares, which we refer to as the “Public Warrants,” became exercisable on the effectiveness of the registration statement that we filed with the SEC to register the shares underlying the Public Warrants. The exercise price of the Warrants is currently $11.50 per share. To the extent the Public Warrants are exercised, additional ordinary shares will be issued, which will result in dilution to the holders of our ordinary shares and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by selling shareholders upon termination of applicable contractual lock-up agreements or by holders of the Public Warrants, could increase the volatility of the market price of our ordinary shares or adversely affect the market price of our ordinary shares.
As of September 30, 2021, we had outstanding approximately 126.7 million ordinary shares, and Warrants to purchase approximately 14.1 million ordinary shares. In addition, we intend to register for sale our ordinary shares issuable under our equity compensation plans, including approximately 15.4 million ordinary shares available for future issuance under our 2021 Plan, approximately 1.5 million ordinary shares available for future issuance under our ESPP, and approximately 16.5 million ordinary shares issuable upon the exercise of outstanding options under our 2013 Stock Option Plan. We also intend to register additional shares under our 2021 Plan and ESPP pursuant to the evergreen provisions under such plans. The sale or the availability for sale of a large number of our ordinary shares in the public market could cause the price of our ordinary shares to decline.
We may sell additional ordinary shares, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional ordinary shares, as well as securities convertible into or exercisable for ordinary shares, for strategic or other purposes. We may also need to raise additional capital in order to commercially develop our products, and this may require us to issue additional securities (including ordinary shares as well as securities convertible into or exercisable for common stock). There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our ordinary shares, as well as securities convertible into or exercisable for ordinary shares, or the effect, if any, that future issuances and sales of our securities will have on the market price of our ordinary shares. Sales of substantial amounts of our ordinary shares, as well as securities convertible into or exercisable for ordinary shares, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our ordinary shares.

We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.
We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our Board and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant. As a result, capital appreciation, if any, of our ordinary shares will be the sole source of gain for the foreseeable future.

Our share price is volatile, and you may not be able to sell our ordinary shares at or above the price you paid.
The trading price of our ordinary shares is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
• actual or anticipated fluctuations in operating results;
• failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
• issuance of new or updated research or reports by securities analysts or changed recommendations for our ordinary shares or the semiconductor industry in general;
• announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
• operating and share price performance of other companies that investors deem comparable to us;
• our focus on long-term goals over short-term results;
• the timing and magnitude of our investments in the growth of our business;
• actual or anticipated changes in laws and regulations affecting our business;
• additions or departures of key management or other personnel;
• disputes or other developments related to our intellectual property or other proprietary rights, including litigation;
• our ability to market new and enhanced products and technologies on a timely basis;
• sales of substantial amounts of the ordinary shares by the Board, executive officers or significant shareholders or the perception that such sales could occur;
• changes in our capital structure, including future issuances of securities or the incurrence of debt; and
• general economic, political and market conditions.

In addition, the stock market in general, and the NYSE in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our ordinary shares, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of ordinary shares that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of ordinary shares in SC Health’s initial public offering of units, consummated on July 16, 2019 (the “IPO”). In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our securities less attractive because we will rely on these exemptions, which may result in a less active trading market for the ordinary shares and Warrants and the price of such securities may be more volatile.

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding Public Warrants.

The Warrants were issued in registered form under the HoldCo Warrant Agreement between ComputerShare Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into stock or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a Warrant.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making those Warrants worthless.

The Private Warrants will be not redeemable by us so long as they are held by their initial purchasers or their permitted transferees. We will have the ability to redeem outstanding Warrants (including Private Warrants if they are sold to a holder who is not a permitted transferee under the terms of the Private Warrants) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we give notice of redemption. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

If securities or industry analysts issue an adverse opinion regarding our ordinary shares or do not publish research or reports about our company, our share price and trading volume could decline.

The trading market for our ordinary shares will depend in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of our ordinary shares. The price of our ordinary shares could also decline if one or more equity research analysts downgrade our ordinary shares, change their price targets, issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our share price to decline.

Risks Related to the Lincoln Park Transaction

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the ordinary shares acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On November 15, 2020, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $50,000,000 of our common stock. Upon the execution of the Purchase Agreement, we issued 69,512 Commitment Shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. The remaining shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 24-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement, including that the SEC has declared effective the registration statement that includes this prospectus. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park under the Purchase Agreement. Sales of our common stock, if any, to Lincoln Park under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may not have access to the full amount available under the Purchase Agreement with Lincoln Park.

Pursuant to the Purchase Agreement with Lincoln Park, Lincoln Park has committed to purchase up to $50,000,000 of our common stock from time to time over a 24-month period. The number of shares we may sell to Lincoln Park on any single business day in a Regular Purchase (as defined below) is 160,000, but that amount may be increased to up to 250,000 shares of our common stock, depending on the market price of our common stock at the time of sale and subject to a maximum limit of $3,500,000 per Regular Purchase. Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $50,000,000 over the term of the Purchase Agreement. In addition, under the rules of the NYSE, in no event may we issue more than 19.99% of our shares outstanding under the Purchase Agreement unless we obtain shareholder approval or an exception pursuant to the rules of the NYSE is obtained to issue more than 19.99%. This limitation will not apply in certain limited circumstances as set out in the Purchase Agreement. We are not required or permitted to issue any ordinary shares under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the NYSE. In addition, Lincoln Park will not be required to purchase any shares of our common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 4.99% of the then outstanding ordinary shares. Our inability to access a portion or the full amount available under the Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we were to receive all $50,000,000 in gross proceeds under the Purchase Agreement with Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our management will have broad discretion over the use of the net proceeds from our sale of ordinary shares to Lincoln Park, you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of the net proceeds from our sale of ordinary shares to Lincoln Park, and we could use them for purposes other than those contemplated at the time of commencement of this offering. Accordingly, you will be relying on the judgment of our management with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

The COVID-19 pandemic has negatively impacted, and will likely continue to have a negative impact on, worldwide economic activity and financial markets and has impacted, and will further impact, Rockley’s workforce and operations, the operations of its customers, and those of their respective channel partners, vendors, and suppliers. In light of the uncertain and evolving situation and various international and government restrictions and guidelines, Rockley has taken measures intended to mitigate the spread of the virus and minimize the risk to its employees, channel partners, end-customers, and the communities in which it operates. Specifically, these measures include transitioning its employee population to work remotely from home, which is planned to continue through September 30, 2021 with the anticipated roll out of a phased return to office plan in through September 30, 2021 in accordance with government guidance and, in accordance with applicable government directives, reducing on-site operations at its facilities. Certain key laboratory employees and facilities were designated as Essential Critical Infrastructure and Rockley was able to continue internal testing and laboratory work to the extent necessary to service customer commitments. To facilitate on-site operations, revised operational and manufacturing plans were implemented that conform to COVID-19 precautionary health guidelines, including universal requirement of facial coverings, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks, regular and thorough disinfecting of surfaces and tools, and regular testing of its employees for COVID-19. The remaining non-essential workforce was required to perform their duties from home.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Lincoln Park Transaction
On November 15, 2021, we completed a private placement to Lincoln Park Capital Fund, LLC pursuant to which we have the right to sell to Lincoln Park up to $50,000,000 in shares of common stock, subject to certain limitations, from time to time over the 24-month period commencing on the date that a registration statement covering the resale of the shares is declared effective by the SEC. We issued 69,512 Commitment Shares to Lincoln Park as consideration for its commitment to purchase our shares under the Purchase Agreement. In the Purchase Agreement, Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, or the Securities Act). The securities were sold by the Company under the Purchase Agreement in reliance upon an exemption from the registration requirements under the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Issuance of Shares for Fee Payment
On September 27, 2021, we issued an aggregate of 319,000 Ordinary Shares to two accredited investor entities in lieu of cash as payment for $3.194 million of fees payable to such entities for services provided as financial advisor and placement agent in connection with the Business Combination and the PIPE financing pursuant to an exemption under Section 4(a)(2) of the Securities Act.

Item 5. Other Information
On November 15, 2021, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $50.0 million of the Company’s ordinary shares, $0.000004026575398 nominal value per share.
Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of the Company’s ordinary shares. Such sales of ordinary shares by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale of ordinary shares that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied (such date on which all of such conditions are satisfied, the “Commencement Date”).
Thereafter, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 160,000 ordinary shares on such business day so long as the closing sale price of the ordinary shares is not below the floor price stated in the Purchase Agreement (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 175,000 shares, provided that the closing sale price of the ordinary shares is not below $8.50 on the purchase date (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement), (ii) the Regular Purchase may be increased to up to 200,000 shares, provided that the closing sale price of the ordinary shares is not below $10.00 on the purchase date (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement) and (iii) the Regular Purchase may be increased to up to 250,000 shares, provided that the closing sale price of the ordinary shares is not below $12.00 on the purchase date (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $3,500,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of the Company’s ordinary shares immediately preceding the time of sale as computed under the Purchase Agreement. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the ordinary shares exceeds certain threshold prices as set forth in the Purchase Agreement.
Under applicable rules of the New York Stock Exchange, in no event may the Company issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the Company’s ordinary shares outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains shareholder approval to issue ordinary shares in excess of the Exchange Cap or (ii) the average price of all applicable sales of ordinary shares to Lincoln Park under the Purchase Agreement equals or exceeds the average closing price of the Company’s ordinary shares for the five trading days immediately preceding the date the Purchase Agreement was executed plus an incremental amount, such that issuances and sales of the ordinary shares to Lincoln Park under the Purchase Agreement would be exempt from the Exchange Cap limitation under applicable NYSE rules. In any event, the Purchase Agreement specifically provides that the Company may not issue or sell any ordinary shares under the Purchase Agreement if such issuance or sale would breach any applicable NYSE rules.
Lincoln Park has no right to require the Company to sell any ordinary shares to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell its ordinary shares to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 4.99% of its ordinary shares. There are no upper limits on the price per share that Lincoln Park must pay for ordinary shares.

The Company has agreed with Lincoln Park that it will not enter into any “variable rate” transactions with any third party for a period defined in the Purchase Agreement. The Company issued 69,512 restricted shares of ordinary shares as a commitment fee in connection with entering into the Purchase Agreement.
The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. During any “event of default” under the Purchase Agreement, Lincoln Park does not have the right to terminate the Purchase Agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured. In addition, in the event of bankruptcy proceedings by or against the Company, the Purchase Agreement will automatically terminate.
Actual sales of ordinary shares to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the ordinary shares and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares.
The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells its ordinary shares to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park will be used for working capital and general corporate purposes.
The foregoing descriptions of the Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.9 and 10.10, respectively, and each of which is incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties. In the Purchase Agreement, Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933). The securities are being sold by the Company under the Purchase Agreement in reliance upon an exemption from the registration requirements of the Act afforded by Section 4(a)(2) of the Act.

Item 6.Exhibits

Exhibit Number	Description
2.1†
Business Combination Agreement and Plan of Merger, dated as of March 19, 2021, by and among SC Health Corporation, Rockley Photonics Limited, Rockley Photonics Holdings Limited and Rockley Mergersub Limited (incorporated by reference from Annex A contained in the Registration Statement on Form S-4 (File No. 333-255109)).

3.1
Second Amended and Restated Memorandum and Articles of Association of Rockley Photonics Holdings Limited. (incorporated by reference from Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2021).

4.1
Assignment, Assumption and Amendment Agreement among Computershare Trust Company, N.A., Computershare Inc., SC Health Corporation, SC Health Holdings Limited and Rockley Photonics Holdings Limited (incorporated by reference from Exhibit 4.2 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2021).

4.2	Form of Specimen Warrant Certificate of Rockley Photonics Holdings Limited (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-255109)).
4.3	Form of Specimen Ordinary Share Certificate of Rockley Photonics Holdings Limited (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-4 (File No. 333-255109)).
4.4	Form of Lock-Up Agreement (incorporated by reference from Exhibit 4.5 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2021).
10.1†	Form of Registration Rights and Lock-up Agreement (incorporated by reference from Annex G contained in the Registration Statement on Form S-4 (File No. 333-255109)).
10.2+
Form of Indemnification Agreement between Rockley Photonics Holdings Limited and its officers and directors (incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.3+	Rockley Photonics Holdings Limited 2021 Stock Incentive Plan and the Forms of Stock Option Agreement, Restricted Stock Unit Agreement and Restricted Stock Agreement
10.4+	Equity Side Letter with Andrew Rickman (incorporated by reference from Exhibit 10.25 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2021).
10.5+†	Deed of Amendment to Andrew Rickman’s Employment Agreement (incorporated by reference from Exhibit 10.26 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2021).
10.6+
Deed of Termination to Rockley Ventures Limited Consultancy Agreement (incorporated by reference from Exhibit 10.27 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2021).

10.7+	Amended and Restated Employment Agreement for Mahesh Karanth (incorporated by reference from Exhibit 10.28 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2021)
10.8+	Amended and Restated Employment Agreement for Amit Nagra (incorporated by reference from Exhibit 10.29 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2021).
10.9	Purchase Agreement, dated November 15, 2021, by and between Rockley Photonics Holdings Limited and Lincoln Park Capital Fund, LLC
10.10	Registration Rights Agreement, dated November 15, 2021, by and between Rockley Photonics Holdings Limited and Lincoln Park Capital Fund, LLC
10.11	Eighth Amendment to Lease Agreement, dated November 1, 2021, by and between 21st Century Techbanq Pasadena LLC and Rockley Photonics, Inc.
10.12	Second Amendment to Office Lease, dated October 7, 2021 by and between Boardwalk Office Associates, LLC and Rockley Photonics, Inc.
10.13	Consulting Agreement by and between Rockley Photonics Holdings Limited and HealthKapital LLC, dated March 15, 2021.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

Rockley Photonics Holdings Limited

Date:	November 15, 2021		/s/ Dr. Andrew Rickman, OBE
		Name:	Dr. Andrew Rickman, OBE
		Title	Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2021		/s/ Mr. Mahesh Karanth
		Name:	Mr. Mahesh Karanth
		Title	Chief Financial Officer
(Principal Financial and Accounting Officer)