Form 10-K
period 2021-12-31
Rockley Photonics Holdings Ltd
filed 2022-03-10
CIK 1852117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission file number 001-40735

Rockley Photonics Holdings Limited
(Exact name of Registrant as specified in its charter)

Cayman Islands	98-1644526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3rd Floor, 1 Ashley Road
Altrincham, Cheshire
WA14 2DT, United Kingdom
+44 (0) 1865 292017

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares, $0.000004026575398 par value per share	RKLY	New York Stock Exchange
Warrants, each whole warrant exercisable for one ordinary share at an exercise price of $11.50 per share	RKLY.WS	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on August 12, 2021, based on the closing price of $15.33 for shares of the Registrant’s ordinary shares as reported by the New York Stock Exchange, was approximately $1.2 billion. The Registrant has elected to use August 12, 2021, which was the date of its initial listing of ordinary shares, as the calculation date because on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant was a privately held company.
As of March 3, 2022, there were 128,470,241 shares of the Registrant's ordinary shares, par value $0.000004026575398, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2021.

2

3

Rockley® PHOTONICS

Rockley®
PHOTONICS

www.rockleyphotonics.com

4

Rockley
PHOTONICS

Rockley®
PHOTONICS

www.rockleyphotonics.com

5

Rockley®
PHOTONICS

Rockley®
PHOTONICS

www.rockleyphotonics.com

6

Rockley® PHOTONICS

Rockley®
PHOTONICS

www.rockleyphotonics.com

7

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Rockley Photonics Holdings Limited’s (the “Company”) future expectations, beliefs, plans, prospects, objectives, and assumptions regarding future events or performance, as well as the Company’s strategies, future operations, financial position, and estimated future financial results and anticipated costs. The words “anticipate,” “believe,” “continue,” “could,” “enable,” “estimate,” “eventual,” “expect,” “future,” “intend,” “may,” “might,” “opportunity,” “outlook,” “plan,” “possible,” “position,” “potential,” “predict,” “project,” “revolutionize,” “seem,” “should,” “trend,” “will,” “would,” and other terms that predict or indicate future events, trends, or expectations, and similar expressions or the negative of such expressions may identify forward-looking statements, but the absence of these words or terms does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Annual Report on Form 10-K are based on information available as of the date of this Annual Report on Form 10-K, and current expectations, forecasts, and assumptions, (whether or not identified herein), and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Annual Report on Form 10-K should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Forward-looking statements in this report include, but are not limited to, statements regarding the following:
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
•the status and expectations regarding Rockley’s customer and strategic partner relationships, and potential customer and strategic partner relationships;
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
8

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
9

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

10

RISK FACTOR SUMMARY

The following risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth in the “Risk Factors” section of this report.
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
•Changes to our product offerings (cancellation of a product line or significant changes in requirements)

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
•Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates (for example on cost, volume, and ASP) that may not prove to be accurate;

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
11

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
12

PART I
Item 1.Business
INFORMATION ABOUT ROCKLEY
The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the terms “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “seek,” “future,” “strategy,” “likely,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these or any other forward-looking statements. These risks and uncertainties include, but are not limited to, those risks set forth under “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date hereof. These forward-looking statements speak only as of the date of hereof. Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.
Rockley®, RayDriver™, RPFabric™, RPStack™, Topanga™, LightDriver™, SpectraCloud™, SpectraSense™, VitalSpex™, Bioptx™, and clinic-on-the-wrist™ are among the trademarks, registered trademarks, or service marks owned by Rockley.
Company Overview
We have developed a comprehensive range of silicon photonics technologies that have both the power and the flexibility to support a wide range of potential applications. Our silicon-phonics platform will incorporate several key components to support these solutions, including photonic integrated circuits and associated modules, sensors, and end-to-end solutions. We expect that our immediate focus over the next two years will be on developing and commercializing our products for incorporation in consumer wearables, medical devices, and dedicated solutions for the healthcare market. As testament to the relevance of our product development, we have captured the attention of several consumer electronics companies and, as of the date of this Annual Report on Form 10-K, we have non-binding memoranda of understanding (“MOUs”) or development and supply agreements with entities that collectively account for over 60% market share of wearable devices, including six of the top 10 consumer wearables companies. These agreements will help shape our development of our consumer and medical device capabilities.
The summation of our technologies and manufacturing expertise is Rockley’s “cohesive end-to-end platform.” Our end-to-end platform encompasses photonic integrated circuits (“PICs”) in silicon with integrated III-V devices (devices incorporating certain conductor elements that offer superior electronic properties, such as lasers), application-specific electronic integrated circuits (“ASICs”), and photonic and electronic co-packaging, which are all supported by and coupled with biosensing algorithms, AI, cloud analytics, firmware/software, system architecture, and hardware design.
With this unique sensing platform, we believe we can reshape several important markets of the healthcare sector such as consumer wellness, long term health trend monitoring, patient monitoring, early disease detection, nutrition management and the treatment of certain chronic diseases. Our biosensing platform will enable multiple applications using our non-invasive, continuous, multi-modal biomarker monitoring capabilities.
Our end-to-end solutions include hardware with the potential to detect multiple biomarkers, related algorithms, and cloud-based analytics and artificial intelligence (“AI”). We have shipped early engineering samples to some of our customers to support research and development efforts.
Our platform has been built upon our silicon photonics technology, which enables highly advanced sensor performance, power, resolution, and formfactor. This technology has the potential to allow monitoring devices, currently the size of clinical laboratory machines, to be miniaturized to the size of a wearable device. We believe that this miniaturization capability has the potential to unlock additional applications in consumer electronics and medical devices. Our technology is built on over 190 patents, over eight years of product development, and over approximately $450 million in total funding as of the date of this Annual Report on Form 10-K, through the issuance of convertible loan notes and ordinary shares.
Our target biomarkers for consumer healthcare include lactate, alcohol, glucose (indicator), hydration, blood pressure, blood oxygen, and core body temperature, among others. Our lasers will deliver an extremely high level of performance, supporting up to 1,000,000 times higher resolution, 1,000 times higher accuracy, and 100 times broader range in wavelengths than existing LED offerings in wearable solutions (based on product analysis undertaken by Rockley comparing the Rockley silicon photonics-based spectrometer chip to existing solutions). With this performance, we believe that Rockley’s platform will be able to address existing applications in consumer wearable and medical devices with significantly higher resolution, accuracy, and range.
We have established a manufacturing ecosystem based upon our wholly-owned, proprietary processes in several areas. We believe that this manufacturing ecosystem will support rapid scalability, providing us with a significant competitive advantage.
As we do not currently have any products in commercial production, our current customer relationships are in the following stages: (a) customers with whom we are “engaged,” or in discussions with, regarding potential product features for incorporation into such customer’s end products, or (b) customers with whom we are “contracted,” where we have non-binding MOUs or development and supply agreements. These MOUs and development and supply agreements provide a general framework for our transactions with the customer and typically provide that we will develop and deliver new products meeting the customer’s specifications. There are no binding purchase commitments under our MOUs and supply agreements. We currently anticipate that sales of our products will be primarily made pursuant to standard purchase orders, which orders may be cancelled, reduced, changed, or rescheduled with little or no notice or penalty. Our ability to grow our business will depend on our ability to attract and retain customers with whom we are engaged in discussions only and successfully transition such customers to contracted customers with whom we have MOUs or development and supply agreements, and to otherwise attract new customers.
Our vision is to address many pressing healthcare concerns using our technology, and we believe that there exists a large market opportunity for our platform. We estimate that the total addressable market (“TAM”) for the consumer wearables, mobile device, and medical device markets is projected to be over $48 billion by 2025, based on data sourced from IDC, as the universe of healthcare and consumer wearable devices incorporating additional sensing capabilities emerges. Our products are being designed for utilization in: (a) medical devices, including blood pressure, body temperature, blood glucose, and alcohol monitoring devices, pulse oximetry, and near infra-red (“NIR”) spectrometers, with an aggregate forecasted TAM of $15.1 billion by 2025, according to the Yole Report, and mobile cardiac telemetry/general patient monitoring patch devices, with an aggregate forecasted TAM of $2.7 billion by 2025, according to the IDtechEx Report; and (b) consumer wearables and mobile devices, including smartwatches, smart earbuds, fitness bands, and mobile phones, which, based on our internal estimates, are expected to have a TAM of $2.7 billion, $3.0 billion, $1.5 billion, and $23.5 billion, respectively, or an aggregate TAM of $30.7 billion, by 2025. We estimated our TAM in the consumer wearables and mobile device sectors by multiplying third-party forecasted total volumes in 2025 for the devices for which our products are being designed, by our currently anticipated and estimated average selling prices for these products. The volume estimate for smartwatches was based on the benchmarked figure forecasted by annual volume for smartwatches for 2022 according to the TrendForce Report. The volume estimate for smart earbuds was based a 20% volume CAGR between 2020-2025, with 2020 annual shipments estimated at 230 million units, according to the TrendForce Report. According to the Yole Report, fitness bands were forecasted to reach 89 million units by 2025. The volume estimates for smartphones were based on multiple third-party forecasted volumes for mobile phones, multiplied by the average selling price.
Product Applications and Development Status
We believe that our innovative and differentiated silicon photonics platform positions us to make photonics-based solutions increasingly pervasive, while unlocking previously unaddressed applications. Consequently, we believe that the potential applications for our technology will be wide-ranging. Leveraging the flexibility and power of our innovative silicon photonics platform, we believe that we are positioned to become a leading supplier of end-to-end solutions (including integrated optical components, algorithms, data analytics, and AI) for dynamic, high-growth market sectors, including consumer sensors, medtech and healthcare.

Figure 1: Rockley end-to-end sensing platform
To date, we have been engaged in developing customer-specific designs of our silicon photonics chipsets and modules for incorporation into our consumer electronics customers’ end products. We are working with leading customers in the medtech market to deliver a standalone wrist-wearable product for targeted use cases. In parallel, we are shaping and developing our own standard offerings that could have different shapes and form factors. Currently, we do not have any of our own end products in commercial production. We have started delivering samples to strategic customers, and we intend to deliver final samples and begin production of these products in the second half of 2022. During 2022, our aim is to build a collaboration model for our AI/analytics cloud platform before proceeding to a commercial launch of a subscription platform, planned for the first half of 2023.
Figure 2: Product development and commercial roadmap
Healthcare: Consumer Wearables
We believe the high-density optical integration capabilities of our platform can personalize healthcare monitoring of multiple biomarkers and can significantly improve how individuals track and monitor their health and well-being. Our VitalSpex™ biomarker sensing platform will address the consumer wearable market. Further, as part of our product offering, we believe that our cloud-based analytics and AI platform will offer further insight by leveraging data collected through our unique and broad sensing platform and will provide meaningful and actionable insights to end users. Our plans for the VitalSpex™ biomarker sensing platform include a Baseline module and a Pro module, each of which will have a wide array of current and potential applications, as shown in the figure below. Depending on the needs of each customer and market trends, multiple generations of products could be built on each of these platforms addressing different set of biomarkers, form factors, performance specifications, and potential use cases.

Figure 3: Targeted biomarker sensing capabilities
 These products are intended to address the needs of the consumer market and will provide information about general health and wellness. (i.e., they do not require regulatory approval for offered applications and end uses.) As we move forward, we intend to monitor and comply with regulations to the extent they become applicable to us, including any requirements for clearance by the U.S. Food and Drug Administration (FDA) and/or other regulatory bodies.
Healthcare: Medical Devices
Our Bioptx™ healthcare sensing platform will address the medical and professional healthcare market. We plan to incorporate our biomarker sensing technology into existing devices (such as medical patches, wearable bands, and other monitoring devices) to provide additional biomarker sensing capabilities not currently available to consumers. Also, as part of the Bioptx product offering, we intend to deliver a complete standalone finished product with targeted use cases for healthcare and health monitoring.

We believe that these product offerings will enhance point-of-care and remote monitoring and will have the potential to ultimately transform and disrupt the delivery of patient monitoring and healthcare. In the medical device space, we currently anticipate that we will develop two types of devices: an advisory device that will not need regulatory clearance and a clinical device that will need regulatory clearance from the FDA or other regulatory bodies.

These products are still under development. Even though there can be no assurance that these product development efforts will succeed or that, even if developed, these products will be approved by regulators or achieve widespread market acceptance, we believe that there are significant market opportunities in addition to our consumer wearables applications.

Data Communications: Transceiver Chipsets and Co-Packaged Optics
Data centers, which are the nerve centers of the digital economy, require interconnected communications for which we believe our datacom chipset technology offers several advantages. Business, entertainment, vital medical research, and other aspects of daily life are in many ways connected to hyperscale data centers, which in turn rely on cost-effective, power-efficient optical communication links. Whether incorporated in pluggable optical transceiver modules or in co-packaged optics, we believe hyperscale data centers will benefit from the unique advantages that our silicon photonics platform has to offer. Furthermore, we believe our go-to-market approach of partnering with Transceiver manufacturers and Switch/Networking equipment OEM companies has economic benefits over participating directly in this margin-sensitive market. By selling/licensing our assets/technology, we offer the third party the opportunity to create an economically compelling solution without any margin stacking while Rockley can keep expenses low/minimal and benefit from upfront/ongoing fees. Note that given Jiangsu Hengtong Optic-Electric Co., Ltd. (a shareholder in our joint venture partner) was placed on the “Entity List” by the U.S. Bureau of Industry and Security (BIS) of the U.S. Department of Commerce in December 2021, we have widened our potential partner network significantly and are evaluating various options for this business.
Other Applications
We believe that our silicon photonic platform is suited for delivering the sensing capabilities needed for machine perception and interrogation at depth, which has become increasingly necessary in industrial automation, robotic vision (including surgical applications), safety, and other autonomous applications. Finely tuned light, delivered through a PIC via a free-space aperture or fiber optic interconnect with accompanying detection receiver capabilities, enables substantially better capabilities than previously available technology, such as frequency modulated continuous wave (“FMCW”) LiDAR for automotive safety solutions, as well as future autonomous vehicle offerings. Our team has extensive experience in the design of PICs for use in the LiDAR domain, and we have prototyped the key components of the system and demonstrated their superior performance. Although we believe the inflection point for LiDAR and the automotive market may be approaching, we plan to leverage our core technology readiness and economies of scale from our consumer business to position ourselves for this potential market opportunity.
Market Opportunity
Health and Wellness
There is growing demand for miniaturized, wearable solutions that offer an affordable way to provide key insights into a person’s health and well-being, outside the clinical environment. Delivering relevant insights will require non-invasive, continuous, real-time sensing and measurement of multiple biomarkers, coupled with advanced analytics to interpret the data. We believe that this demand is driven and will continue to be driven by two major market and secular trends:
•Consumer health and well-being awareness. While there is an existing market for athletes in training and for highly active and health-conscious users, there has been an increasing global consumer focus on preventative healthcare, with users desiring greater control and visibility over their own health and well-being. In parallel, amid the proliferation of wearable technologies with emerging health monitoring capabilities, there is greater demand for more sophisticated and comprehensive sensing technology that can measure and track a broad range of conditions and biomarkers. Generating a holistic view of the human body through access to multiple biomarkers will enable a more sophisticated ability to monitor and track general trends of changing health conditions. This has the potential to help physicians identify health conditions and possible disease states earlier and allow for more affordable prevention measures and effective patient treatment, perhaps long before requiring aggressive disease management. More recently, COVID-19 has had a profound impact on the way consumers perceive their need for “at-home” monitoring solutions.
•Treatment of chronic conditions and disease care. With increased life expectancies, a growing number of chronic conditions and diseases has placed a strain on healthcare systems. Furthermore, non-invasive monitoring solutions for chronic conditions have historically been costly and available only in a medical facility. With our potential for delivering individual non-invasive wearable monitoring solutions, we believe that we have a great opportunity to impact patients’ compliance with healthcare guidance and subsequent efficient treatment of patients, which will lead to better quality of life and drastic reductions in the overall cost of healthcare. Non-invasive, continuous monitoring also has the potential to detect and possibly prevent chronic conditions and diseases at a much earlier stage, resulting in reduced overall healthcare cost.
We believe that existing monitoring and sensing technologies are not capable of delivering on the needs of consumers and healthcare professionals. Meeting these needs require solutions that provide access to a broad range of biomarkers non-invasively; that can be miniaturized and operate with power low enough to be integrated into consumer wearables, medical patches, and other compact form factors; and that can scale cost effectively to high volumes. We believe that our silicon photonics-based platform is poised to serve at the confluence of the above two market and secular trends.
Beyond these opportunities, we believe there may be significant potential for us in the field of genomics. As the field of genomics grows, as shown in the development of personalized medicines and treatment, the value and effectiveness are enhanced when genomic information is combined and processed along with continuous biomarker monitoring for the users. We believe this emerging field could play to the strengths of our platform and potentially represents a high-value growth opportunity for the future.
Data Communications
Datacenter operators continue to build and upgrade their datacenter infrastructure to meet the continuing growth in public, private, and hybrid cloud capacity. As these datacenters rely heavily on fiber optics to interconnect compute, storage, accelerators and other resources, this trend is reflected with substantial growth in demand in the high-speed Ethernet optics. LightCounting forecasts that the market for Ethernet optics will grow from approximately $3.0 billion in 2018 to approximately over $8.0 billion in 2026. The market segment that we are primarily targeting comprises 400Gb/s and 800Gb/s modules and their addressable market are expected at a CAGR of approximately 35%, according to LightCounting’s forecasts. We believe our silicon photonics platform is well positioned to address this market with highly integrated Si PICs and class leading III-V technology to implement the optical functionality required for such transceiver modules. We believe that our platform will provide a substantial cost advantage over conventional discrete-optics-based solutions, as well as over competing integrated photonics solutions due to our platform’s inherent benefits.
Competitive Advantages
We believe our silicon photonics solutions and technology offer the following key healthcare monitoring benefits: We believe that we have 7 sources of advantage over our competitors in meeting these healthcare needs:
•Superior sensing performance. Our silicon photonics-based spectrometer chip provides up to one million times higher resolution, approximately one thousand times higher accuracy, and approximately one hundred times broader spectral range than existing LED-based solutions, based on product analysis undertaken by Rockley comparing the Rockley silicon photonics-based spectrometer chip to existing LED-based solutions. We believe that our unique silicon photonics technology and the entire product ecosystem we are developing will make our end-to-end offerings in the health and wellness domain difficult to replicate. Current optical-based sensing solutions rely on LED-based sensing (PPG signals for SpO2, heart rate, heart rate variability, breath rate, and blood pressure). However, there are many biomarkers present in the body (such as in blood or interstitial fluid) that are not detectable in the visible LED range. We believe that our silicon photonics technology delivers several ingredients that will be required to bring a powerful and meaningful product into the healthcare market: the accuracy and width of our wavelength span in the infrared spectrum, the capability of our silicon photonics solutions to integrate many wavelengths, and the high signal-to-noise ratio (“SNR”) generated by our chips.

Figure 4: Enabling a new class of sensor by combining visible light and infrared
•Flexible platform architecture. We have designed our platform from the ground up and, leveraging our team’s extensive experience, have developed a highly flexible platform architecture. As a result, we believe our innovative platform architecture will allow us to easily configure core building blocks to produce a wide range of functional components and modules for high-volume applications across a broad range of market sectors.
•Differentiated biomarker sensing algorithms and analytics. Our biomarker detection algorithms are optimized for our unique and optimized hardware technology platform. We believe that the data analytics and biomarker processing capabilities of our AI / cloud offering will further expand our ability to offer additional insights into a person’s health.
•Deep understanding of market opportunity and customer priorities. We are developing many applications and systems with our silicon photonics solutions that are driven by industry leaders in the consumer sensors, healthcare, and data communications markets. Through our established relationships with industry leaders, we have consistently demonstrated our ability to address their technological challenges. As a result, we have signed memoranda of understanding and have contracted with several industry leaders in wearable consumer technology to establish product specifications and desirable features. We believe we are well-positioned to develop high-volume optical sensing modules and algorithms for their emerging architectures. We have ongoing, collaborative discussions with consumer wearables, healthcare, and communication companies and original equipment manufacturers (“OEM”) and module and component vendors to address their next-generation product offering to end users.
•Fabless, scalable business model with manufacturing process expertise and ownership. We plan to operate in a fabless business model by using third-party foundries to manufacture and test our products. We believe that outsourcing our product manufacturing and test processes and procedures simplifies our operations, significantly reduces capital commitments, and provides greater flexibility to respond to new market opportunities and scale with our customer demand. We also believe this approach will allow us to invest and focus our resources on proprietary process development and sales and marketing efforts.
•Highly differentiated manufacturing process. Our manufacturing processes in several key areas (PICs, III-V actives, Integration) are unique and well-suited to meeting our customers’ economic and performance needs for their applications. In particular, we believe our silicon PIC process on multi-micron thick Silicon-On-Insulator (“SOI”) is a key differentiator. Our manufacturing processes utilize standard semiconductor manufacturing equipment but are optimized for photonics performance through incorporating innovative features to facilitate easier integration and packaging.
•Extensive intellectual property portfolio. We believe our extensive intellectual property provides us with a significant competitive advantage. Our know-how is based on over 30 years of leadership in the development and commercialization of silicon photonics, and we have established strong and deep technical foundations and expertise for high-volume product delivery that would be difficult for a competitor to replicate.
•Established and committed foundry partner network. We have built a high-volume foundry network comprised of strategic partners who share our growth vision, and our engineering team continues to work to push new boundaries in photonic component manufacturing processes.

Our high-performance optical sensing products and technology with broad biomarker detection capabilities, combined with the power of our algorithms and AI platform, enable us to target unmet needs and challenges in the health and wellness markets. We have ongoing formal and informal collaborative discussions with industry and technology leaders in consumer sensor, healthcare, and data communications companies, with original equipment manufacturer (“OEMs”), and with module and component vendors concerning the design of architectures and products to address existing and next-generation applications. Based on these interactions, we believe that we are one of a limited number of suppliers to these companies for the type of products we plan to sell, and in some cases, we may be the sole supplier for certain applications.
Our Strategy
Our strategy is to become the leading global provider of sensing products that incorporate integrated optical modules with supporting electronics, software, application algorithms, and cloud-based AI platforms for high-volume and high-margin applications in dynamic high-growth market sectors and for use-case specific opportunities with a focus on medtech and healthcare. Key elements of our strategy include:
•Extend our silicon photonics leadership. We intend, through continuous platform engineering and advanced research and development, to continue driving innovation in the silicon photonics market and to improve the performance of our current solutions across a variety of key metrics, including size, power, and signal quality. Such innovation will be a key to opening new market opportunities.
•Identify and promote new and emerging applications for our technologies. We are actively engaged with our science and technology partners to explore new potential markets and applications for our technology. We intend to continue to collaborate with our partners to understand the challenges in their end-product roadmaps and to demonstrate how our technologies can help them design and enable innovative solutions.
•Develop our product portfolio. Beginning with our first target products in the consumer and medtech domains and for on-the-wrist applications, we intend to develop and broaden our product portfolio by continuing to invest in research and development so we can expand our platform capabilities as well as enhance our existing product roadmap. We are actively conducting research and development on other form factors and domains. We believe our differentiated technology will play an important role in delivering products for remote patient monitoring needs and for other niche markets such as diet and weight management, women’s health, and early detection and monitoring of chronic diseases such as diabetes.
•Continue forming strategic partnerships in products and applications: Working with our partners, we have developed many potential product application opportunities with our unique technology that can be researched and unlocked in the future. Our partners operate in various domains such as hardware development, algorithm development, AI, and clinical research.
•Continue to attract and acquire new customers. We intend to expand our customer base beyond our 17 existing customers in consumer electronics and medtech by focusing on direct dialogue with large strategic accounts, as well as by partnering with large distributors and resellers, when necessary. We believe this multi-track strategy will allow us to provide differentiated solutions to a broad array of customers.
•Sustain margin through expansion of our products into higher-end markets. We intend to use our technological expertise to deliver higher value and high product margins. In addition, we intend to continue to reduce our costs through operational improvements and supply-chain management initiatives.
Our Technology Platform and Product Offerings
Our solutions leverage our developed knowledge of silicon photonics, application science, and our innovative platform architecture to address high-volume applications in the consumer sensors, medtech and healthcare. We believe our leadership position in developing silicon photonics-based sensing solutions is a result of the following core strengths:
•We have developed a unique and proprietary silicon photonics platform technology that addresses a broad set of requirements in the healthcare and wellness industries.
•Our custom multi-micron-waveguide photonics-optimized process with integrated III-V semiconductor actives brings multiple competitive advantages in terms of performance and manufacturability, offering lower waveguide losses, higher waveguide power handling, polarization independence, ubiquitous integration of III-V actives in their native known-good-die form, ultra-broad-band performance, and lower sensitivity to manufacturing variations while enabling compact circuitry with high integration densities.

Figure 5: Rockley spectrophotometer chip solution, as compared to conventional LED- and spectrometer-based solutions
Additional key points concerning the photonics technology include the following:
•The optical-loss-per-unit distance is much lower than for other technologies, enabling lower-power solutions and/or larger-scale PICs, which enables a high signal-to-noise ratio and hence high-fidelity signal detection and helps reduce overall power consumption;
•The platform provides broadband performance and is suitable for the visible, short-wave, and mid-infrared bands. This is a key enabler for sensing applications that other platforms cannot serve. Broadband optical performance also enables sensing a large optical spectrum to cover a wide range of measurands;
•The platform is well suited to power-efficient integration of III-V waveguide devices such as lasers and modulators that also have a multi-micron mode size. Low-loss coupling from III-V to Si waveguide drives down power consumption for long battery life;
•A larger waveguide is much less sensitive to manufacturing variations that can affect its shape and hence its refractive index, thereby achieving much better center wavelength registration than small waveguides enabling accurate wavelength filters. The large waveguides also offer a much higher optical power handling capability than small waveguides;
•Rockley's waveguides exhibit low dispersion (low signal distortion) and low polarization dependent loss (simplifying receiver architectures in particular);
•Strong optical confinement enables tight packing of waveguides and sharp waveguide bends, thereby yielding dense layout capability and compact PICs. Compact PIC layouts result in small chip sizes to fit within consumer device form factors and reduce product cost;
•Accurate wavelength targeting enables using many finely-spaced wavelengths for accurate detection;
•Known-good-die integration of active elements improved yields, which leads to cost-effective solutions.
The following are the key components of our end-to-end (full-stack) platform model:
•Photonic integrated circuits in silicon with integrated III-V: The design and large-scale manufacturing of silicon photonic PICs and integration of active “III-V” elements onto these PICs are the foundational competencies of Rockley. These PICs are manufactured using our proprietary and highly differentiated process flow deployed at our foundry partners;
•Application-specific integrated circuits (“ASICs”): The design of electronic ICs to complement our PICs and facilitate their integration into a specific end-product is the second key component of our platform offering. The ICs are designed in volume complementary metal-oxide-semiconductor (“CMOS”) or bipolar CMOS (“BiCMOS”) technology nodes using standard design flows and are manufactured at volume-scale foundries;
•Photonic & electronic co-packaging: The next layer of the stack conjoins photonic and electronic ICs into opto-electronic engines through advanced co-packaging technologies, including 2.5D and 3D integration. Such dense integration is key and enables us to achieve the energy efficiency and physical size requirements for our core use cases. We partner with specialized packaging houses to provide the capacity required for serving consumer markets;
•System architecture & hardware design: We have built deep expertise in architecting photonic systems for sensing solutions in healthcare and wellness, machine vision, and data communications. This enables us to go beyond making chips and allows us to deliver higher value-add photonic subsystems, modules, and chipsets that fit seamlessly into our end-product partners’ designs;
•Firmware/software: Any system requires some degree of firmware and software to operate and inter-operate, and our photonic systems are no exception. We have in-house expertise to develop the necessary firmware and software to complement our hardware offerings and facilitate system integration, testing, and monitoring by our customers; and
•Sensing algorithms, AI, and cloud analytics: At the highest level of the stack, we develop algorithms, AI models, and cloud-based infrastructure to gain deeper insights into health and wellness trends from the volume of sensor data collected by our wearable modules.
Figure 6: Rockley cloud analytics and AI
We believe the key benefits that our solutions can provide to our customers are as follows:
•Broad set of biomarkers with data analytics. Leveraging our unique integrated solution, we enable the detection and monitoring of multiple biomarkers. Analyzing the underlying spectral data with our growing base of machine learning and AI models has the potential to provide further insights into a person’s health;
•Low power and small footprint. In each of the markets that we expect to serve, the power budget of the overall system is a key consideration. Power consumption greatly impacts system operation cost, footprint, and cooling requirements and is increasingly becoming a point of focus for our current customers and for other market participants that we are targeting as future customers. We believe that our silicon photonics solutions enable our customers to implement system architectures that reduce overall system power consumption. Moreover, in many of our applications, we are able to design and deliver semiconductors that have a smaller footprint and therefore reduce the overall system size; and
•Faster time to market. To meet our customers’ time-to-market requirements, we work closely with them early in their design cycles and are actively involved in their development processes. Our hardware, algorithm, data analytics, and AI roadmaps provide flexibility in meeting our customers’ schedules.

Rockley’s Silicon Photonics Toolbox Elements
Rockley’s proprietary silicon photonics platform covers a unique end-to-end solution, including generation of the light, manipulation of the light (modulation, multiplexing), radiation out of the module, and collection and processing of the returned light. The following provides an overview of the key components of our platform:
•Lasers: Our lasers offer precise wavelength control and robust power efficiency. The waveguide platform allows efficient wafer-scale integration of laser-devices through a flip-chip process;
•Modulators and detectors: We have developed optical modulators and detectors that are ultra-compact, power-efficient and high-speed, capable of handling high data rates and a broad range of wavelengths;
•Combiners and splitters: Our platform is capable of wavelength division multiplexing (“WDM”) and demultiplexing, enabling in excess of 100 wavelengths on a single optical path;
•Fiber optic coupling: Our PIC contains on-chip embedded interfaces to the optical fibers. These interfaces allow the fiber to be passively attached directly to the PIC without external light coupling elements;
•Free-space optics: Our platform allows for efficient light coupling from free space into and out of the photonics circuits, with either edge or perpendicular coupling. This feature enables a broad range of sensing applications;
•Photonic integrated circuits: Our development platform enables integration of light sources, active devices, passive devices, and optical coupling elements into a single compact silicon chip;
•Wafer-scale processing: Our silicon photonics platform enables high throughput wafer-scale processing of monolithic and multi-die structures for chip-on-wafer integration;
•Interface electronics: We have in-house design expertise for custom analog circuitry to translate high-speed data streams into signals that actuate the PICs (drivers) and receive signals from them (amplifiers). This is complemented by our digital design capability for device control, signal processing, and interfaces to our customers systems; and
•Packaged assembly: The assembly of electrical ASICs, PICs, and fiber optics (if needed) into a single, highly integrated product requires a test and manufacturing flow that enables high-volume scale.
Further application-based expertise is focused on the following:
•Tissue optics design: Our sensing module products will include probe and hardware design to optimize sensing through the skin;
•Biomarker application: Our sensing algorithms are being developed through various levels of validation to provide state-of-the-art sensing capabilities, from proof of concept in the lab to clinical validation in human studies; and
•Applied data science: Our AI and cloud analytics will aggregate, analyze, and assess spectral data from our sensing products to extract additional insights and algorithm improvements.
Current Product Offerings
We have developed two separate product offerings to address our target markets: (i) VitalSpex (consume domain); and (ii) Bioptx (healthcare and medtech).
In respect of the VitalSpex biomarker sensing platform:
•We will target applications in the consumer health and wellness industry and expect strong customer engagement in the consumer electronics and wearables market. The VitalSpex platform represents a breakthrough that will empower consumer electronic devices, primarily personal wearables, smartphones and homecare devices, with the capacity for new powerful healthcare and wellness monitoring;
•The VitalSpex line will include a range of hardware and software solutions that enable non-invasive, continuous, and real-time monitoring of multiple biomarkers, from modules and chipsets that can be integrated into a wearable form factor to cloud analytics and artificial intelligence (AI);
•The VitalSpex line will include a Baseline module, which will target the measurement of core body temperature, body, hydration, blood pressure, and more, and a Pro module, which will add the measurement of alcohol, lactate, and glucose trends. Our first health monitoring product offering is expected to launch in the second half of 2022; and

•The VitalSpex Baseline and Pro modules will each combine existing LED-based optical sensing with Rockley’s proprietary infrared optical sensing to expand the range of biomarkers that wearable devices can measure. Our VitalSpex modules will include the hardware and software capabilities to collect information available and relevant to the target biomarkers.
•We also plan to offer additional cloud-based subscription services that enhance the capabilities of the VitalSpex platform.
In respect of the Bioptx healthcare sensing platform:
•The Bioptx platform will target medical institutions, such as hospitals, research clinics, pharmaceutical companies, medical device manufacturers, and other healthcare providers, offering them the ability to monitor the general health and wellness of individuals. The measurement capabilities of the Bioptx platform the potential to transform healthcare by providing real-time insights into a variety of health conditions and by enabling early detection of multiple disease states;
•The Bioptx platform will include a range of hardware and software solutions that enable non-invasive, continuous, and real-time monitoring of multiple biomarkers, from a stand-alone wearable wristband to cloud analytics and artificial intelligence (AI);
•The Bioptx platform will include Baseline products (for core body temperature, body, hydration, blood pressure, and more) and Pro products (which will add the measurement of alcohol, lactate, and glucose trends). Our first health monitoring product offering is expected to ship in the second half of 2022;
•We also plan to offer additional cloud-based subscription services that enhance the capabilities of the Bioptx platform;
•The intended markets for Bioptx products, including our wristband, are markets in the medical professional healthcare domain (i.e., not consumer) that require an optimized and dedicated solution for health monitoring. tracking, and detection; and
•We expect that our customers will initially use the Bioptx platform to monitor the general wellness of individuals under care or in studies. After products in the Bioptx line receive approval from the FDA or other regulatory bodies, we anticipate that customers will expand product use into preventive and diagnostic care, such as remote patient monitoring and diagnosis.

Future Product Capabilities
We plan to incorporate our biomarker sensing technology into a range of existing devices, such as patches, wearable bands, and other monitoring devices, to provide additional biomarker measurement capabilities not currently available. We continuously research, evaluate, and prioritize the addition of new biomarkers into our product offerings, with the objective of providing more valuable information and improving health insights. Our broad range of addressable biomarkers are at various stage of validation and demonstration, from proven science to miniaturization. The chart below illustrates a few examples of biomarkers for which we have validated their addressability using its IR wavelengths.
Figure 7: Lab validation of Rockley’s sensing technology

Ethanol Results: Tissue Phantom
NIR Measurement (mg/dL)
Ethanol Glucose (mg/dL)

Albumin Results: Tissue Phantom
NIR Measurement (mg/dL)
Albumin Glucose (mg/dL)

Creatinine Results: Tissue Phantom
NIR Measurement (mg/dL)
Creatinine Glucose (mg/dL)

Glucose Results: Tissue Phantom
NIR Measurement (mg/dL)
Reference Glucose (mg/dL)

Urea Results: Tissue Phantom
NIR Measurement (mg/dL)
Reference Urea (mg/dL)

Water Results: Tissue Phantom
NIR Measurement (mg/dL)
Reference Water (mg/dL)

These biomarkers along a few others we are investigating are key in early detection, prevention, and monitoring of major chronic illnesses, as illustrated in the table below:

Figure 8: Disease detection and management potential of Rockley’s biomarker sensing platform
These products are still under development, and there can be no assurance that these product development efforts will succeed or that, even if developed, that these products will achieve widespread market acceptance.
Customers
Our customers’ design cycle from initial engagement to volume shipment typically ranges from three to five years, with product life cycles of two years or more. For many of our products, which are technically complex, we must engage early with our customers’ technical staff. To ensure an adequate level of early engagement, our sales, marketing, and development engineers must work closely with our customers and channel partners to understand, identify, and propose solutions to meet their systems’ challenges. We work closely with our customers to anticipate end customer market needs. In some cases, we work with ecosystem partners to better understand market trends and new requirements that are being placed on our end customers.
We believe that our existing commercial relationships with leading consumer and medtech customers validate our unique technology and the business opportunity at hand. Our near-term commercial focus is on a robust pipeline in consumer devices, medical devices, and life sciences companies. We have a sales funnel of over 100 potential customer targets, of which we have started discussions with 54 and entered into contracts with 17. The customers with which we are contracted represent more than 60% of wearable global volumes, six of the top ten wearables companies, and two of the top ten medtech companies. Although our near-term focus through 2024 is on our consumer wearables and medtech strategy, we believe that other markets also represent upside potential.
To date, we have generated revenue primarily from non-recurring engineering (“NRE”) and development services for customer-specific designs of silicon photonics chipsets for incorporation into customers’ end products. Our two largest customers collectively accounted for 82% and 100% of our revenue in 2021 and 2020, respectively. We anticipate that revenue attributable to these customers will fluctuate from period to period, although we expect to remain dependent on these customers for a significant portion of our revenue for the foreseeable future. See “Risk Factors – Customer-Related Risks.” Our current projections anticipate that we will achieve increased revenue beginning in 2023, assuming commercial adoption of our products by consumer device manufacturers in the wearable space.
We work closely with our end customers throughout their design cycles and will develop long-term relationships as our differentiated technology becomes embedded into their products. For example, we currently hold a development and supply agreement with one customer since 2017 and have successfully designed and delivered critical sample chips to them. As a result, we believe we are well-positioned to be designed into their product roadmaps and develop next-generation solutions for their future products. Because many of our target customers or their OEMs are located in North America and Asia Pacific, we anticipate that a majority of our future revenue will come from sales in these regions. Although a large percentage of our sales are made to customers in North America, we believe that a significant number of the systems and devices designed by these customers will incorporate our semiconductor products which are then sold to end-users globally. We expect that once our modules are commercially available, we will enter into standard supply agreements with each of these parties.
Manufacturing
Our Proprietary Production and Manufacturing Ecosystem
We have built, and plan to continue to develop, a global manufacturing ecosystem designed with the ability to scale in a rapid and efficient manner. Several key areas within this manufacturing ecosystem run on our proprietary process and manufacturing technologies and are protected by our intellectual property portfolio. We possess end-to-end control over design, manufacturing and packaging processes, algorithms, and software. Our disciplined and systematic documentation and protection of critical know-how, trade secrets, and proprietary information further underpins our manufacturing ecosystem. To the best of our knowledge, there are no other turnkey options with the components and technologies needed to put together our sensing product. In addition to the intellectual property arrangements, we also have commercial exclusivity agreements with some of the key manufacturing ecosystem partners to prevent replication of this capability.
In addition to providing what we believe to be unmatched capabilities at the product level, our platform and the associated technology have been designed from bottom up to consider the relative ease and cost of manufacturing and scaling. Elements like waveguide dimensions for ease of wafer fabrication and high yields, robust and position tolerant coupling strategies for III-V integration, wafer scale back-end activities for III-V manufacturing, and all known good die integration at the module are integral to the product and the process technology. These elements are covered by the intellectual property which we have licensed to partners in our manufacturing ecosystem.
Manufacturing Model Overview
We plan to operate a fabless business model and use third-party foundries and Outsource Assembly & Test (OSAT) contractors to produce our products. In several key areas, our third-party partners operate a proprietary process wholly owned by us and protected by our intellectual property portfolio. This outsourced manufacturing approach allows us to focus our resources on the design, sale, and marketing of our products. In addition, we believe that outsourcing many of our manufacturing and assembly activities provides us with the flexibility needed to respond to new market opportunities and scale for customer demand, simplifies our operations, and significantly reduces our capital commitments.
We believe our fabless model will allow us to scale in a capex efficient manner. We have contracted with global tier-1 foundries, including Skywater (“SW”) for silicon PICs and wafer-scale III-V device integration and testing. This US based foundry is qualified for health, consumer and defense applications and has the capacity to meet our production needs. Our high-volume III-V semiconductor foundry is consumer and telecom qualified, supports very high volumes, and runs fully automated processes at one of the largest wafer scale in III-V manufacturing globally. Finally, our global IC foundry supplier handles the manufacturing of the electronic integrated circuits for our sensing modules. The foundry is used by most major consumer OEMs and is qualified for the ultra-high volume process node that we have chosen.
•Raw Materials and Wafer Supply: The starting raw materials (SOI wafers) for our silicon photonics have been customized by world leading silicon providers for the Rockley proprietary specification. For the active III-V components, we have arrangements in place with the world’s leading epitaxial wafer supplier. We also have volume ready suppliers for commercial off-the shelf-components (“COTS”) that go into the visible sensing and the overall module.
•Wafer Fabrication: Our SOI wafers are converted into fully processed silicon photonics PIC wafers at Skywater. The process used by SW is wholly owned by Rockley and licensed for use by SW only in Rockley products. The process design kit (“PDK”) for this process is developed and maintained by us and constitutes our intellectual property.
For the III-V active components, epitaxial materials are processed into finished wafers at a world leading dedicated III-V foundry making detectors, lasers and LEDs using state-of-the-art wafer-scale levels of automation. We have adapted the base process technology from this foundry to incorporate the previously discussed elements that allow for ease of integration into our platform and ease of manufacturing. These elements are exclusively for use in Rockley products.
Finally, for ASIC manufacturing, we use a standard process node and PDK provided to us by Taiwan Semiconductor Manufacturing Company, Limited. While the manufacturing process is widely used in high volume (good for product economics), the design know-how belongs to Rockley. The custom ASIC matches our silicon photonics platform optimally for low noise, low power and high level of integration.

•Chipset and module integration: The chipset integration of the III-V active components into the silicon PICs is done at wafer scale and using passive alignment techniques that are uniquely enabled in our platform. Furthermore, we have ensured that the III-V components are in arrays of devices (reduces amount of alignment and integration activities) and on pretested known good die (“KGD”) which ensures very high compounded yields. The process intellectual property (“IP”) is developed and owned by Rockley and the integration is currently done in the UK at pilot production volumes, with plans to outsource higher volume in the future.
The integration of the overall module is in-line with assemblies used for wearables and mobile devices and there are many global suppliers with this capability. We have engaged with leading suppliers that serve Tier-1 consumers in this space and expect to finalize these arrangements for assembly within 2022.
We have development and supply agreements in place with our key suppliers. These agreements cover the development program, economic framework, IP licenses, exclusivity terms and other matters. Although we have commenced long-term supply agreement discussions in parallel with the detailed manufacturing ramp discussions, we do not currently have any long-term supply agreements in place and transact business with our third-party suppliers on a purchase-order basis with no minimum supply obligations on their part. We have designed our manufacturing partner network to be resilient by having multiple sources of supply for several key processes/components and we have plans for the appropriate inventory and stocking strategies to mitigate risks to our ramp plans.
Commitment to Quality
We are committed to excellence by creating class-leading silicon photonics-based products and services. We intend to meet or exceed our global customer expectations by executing the following:
•Creating long-lasting, trusting, and mutually beneficial relationships with customers and partners;
•Establishing a full understanding of our customers’ requirements and ensuring our products and services meet their expectations;
•Building a team of highly trained, empowered, and accountable employees;
•Innovating in the creation of technology that drives our products and services;
•Improving the effectiveness and efficiency of our quality management system through review of results, learning, and enhancement on a continual basis
We achieved ISO 9001:2015 certification in January 2022. We subject our third-party manufacturing contractors to rigorous qualification requirements to meet the high quality and reliability standards required of our products. We carefully qualify each of our partners and their processes. Our engineers work closely with our foundries (we even have teams embedded at partners sites in some critical areas) and other contractors to perfect the in-house processes, increase yield, lower manufacturing costs, and improve product quality. See “Risk Factors – Risks Related to Rockley’s Business and Industry” for a discussion of risks related to the semiconductor industry and Rockley’s manufacturing processes and foundry relationships.
Research and Development
We believe that our future success depends on our ability to develop new products for both existing and new markets, development enhancements to our products once developed or if and when commercially launched, to stay ahead of our competition by being leaders in extending the boundaries of our technologies. As a result, a significant amount of our operating expenses has been allocated towards next-generation platform development. Our research and development efforts are focused primarily on extending the functionality and addressable markets of our integrated photonics platform, as well as continually increasing its performance, efficiency, and volume manufacturing competitiveness. We have assembled a core team of experienced engineers and systems designers with an extremely broad range of skill sets across different disciplines who conduct research and development activities in the United States and various European locations, and we are supported by partnerships with leading research institutions and consumer electronics and medical devices companies. As of December 31, 2021, we had 302 employees globally with over 75% of our workforce focused on research, product development, and engineering.
Competition
The global optical components and full-stack solution market in general, and the consumer sensor, healthcare, and data communications markets in particular are highly competitive. We expect competition to increase and intensify as additional companies enter our target markets. Our competitors range from large, international companies offering a wide range of services and optical components, such as LEDs, lasers, detectors, or PICs, to smaller companies specializing in narrow vertical markets. We expect competition in our target markets to increase in the future as existing competitors improve or expand their product offerings and as new competitors enter these markets. However, we believe that we are currently the only provider with the capability to integrate the technologies, features, and performance required by customers in our target markets. We believe that our unique silicon-photonic-based platform and the entire product ecosystem that we have developed around it will make our end-to-end offerings in the health and wellness domain difficult to replicate and provide us with a significant competitive moat. We believe this will be particularly true as we incorporate our AI and cloud-based offerings, currently under development.
Intellectual Property
We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2021, we had 182 issued patents and 298 other patent applications pending worldwide. The 101 issued and allowed patents in the United States expire in the years beginning in 2022 through 2040. Many of our issued patents and pending patent applications relate to sensors and sensor chips, and we have extensive geographic coverage over numerous relevant technology domains.
In addition to our own intellectual property, we also use third-party licensors for certain technologies embedded in our silicon photonics solutions. These are typically non-exclusive contracts provided under paid-up licenses. These licenses are generally perpetual or automatically renewed for as long as we continue to pay any maintenance fees that may be due. To date, maintenance fees have not constituted a significant portion of our annual capital expenditures. We have entered into a number of licensing arrangements pursuant to which we license third-party technologies. We do not believe our business is dependent to any significant degree on any individual third-party license.
We generally control access to and use of our confidential information and trade secrets through the use of internal and external controls, including contractual protections with employees, contractors, and customers. We rely in part on the laws of the United States and international laws to protect our work. All employees and consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived or made in connection with the employment or consulting relationship. However, we cannot guarantee that we have entered into such agreements with every such party, and we may not have adequate remedies in case of a breach of any such agreements. Our trade secrets could be disclosed to our competitors or others may independently develop substantially equivalent technologies or otherwise gain access to our trade secrets. Trade secrets can be difficult to protect and some courts inside and outside of the United States are less willing or unwilling to protect trade secrets.
Government Regulation
Healthcare-Related Regulation
Our solutions may be incorporated into multi-application, health-related sensing, and monitoring applications, including healthcare consumer wearables. Accordingly, the end products into which our solutions are incorporated may be subject to FDA and similar or related regulations, and demand for these end products or future regulated products could be adversely affected if such end products do not comply with applicable requirements. Although our target market is consumer wellness rather than medical, we intend to monitor and comply with regulations to the extent they become applicable to us, including any requirements for FDA clearance. Certain healthcare-related products may be regulated by the FDA and corresponding state regulatory agencies in the United States and separate governmental authorities outside of the United States. In the United States, the medical device industry is regulated by governmental authorities, principally the FDA and corresponding state regulatory agencies. Before a new regulated product or a significant modification to an existing medical device may be marketed or sold in the United States, it must comply with FDA Quality Management System regulations, and must obtain regulatory clearance or approval from the FDA, unless an exemption from pre-market review applies. In addition, certain future software functionality, whether standalone or embedded in existing or future devices, may be regulated as a medical device and require pre-market review and clearance or approval by the FDA. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and our end customers may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any medical device products under development could prevent us from generating revenue from our solutions incorporated into these products.
Medical devices are also subject to numerous ongoing compliance requirements under the regulations of the FDA and corresponding state regulatory agencies, which can be costly and time consuming. For example, under FDA regulations medical device manufacturers are required to, among other things: (i) establish a quality management system to help ensure that their products consistently meet applicable requirements and specifications; (ii) establish and maintain procedures for receiving, reviewing, and evaluating complaints; (iii) establish and maintain a corrective and preventive action procedure; (iv) report certain device-related adverse events and product problems to the FDA; and (v) report to the FDA the removal or correction of a distributed product. If our solutions are incorporated into any medical device products of our end customers and these customers experience any product problems requiring reporting to the FDA or otherwise fail to comply with applicable FDA regulations or the regulations of corresponding state regulatory agencies, it could harm our ability to sell our solutions. In addition, if our end customers in the healthcare market are subject to enforcement actions such as fines, civil penalties, injunctions, recalls of products, delays in the introduction of products into the market, and refusal of the FDA or other regulators to grant future clearances or approvals, it could harm our reputation, business, operating results, and financial condition. In addition, in the United States, the FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the approved product labeling, and any failure to comply could subject our end customers to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government.
Government regulations outside the United States have, and may continue to, become increasingly stringent and common. In the European Union, for example, the European Union Medical Device Regulation was published in 2017 and, when it entered into full force in 2020, included significant additional pre-market and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions, and criminal sanctions. Future laws and regulations may have a material adverse effect on our end customers in the healthcare market, which in turn may negatively impact our ability to sell our solutions and otherwise harm our business and financial results.
Export Regulation
Our business activities are also subject to various restrictions under U.S. export and similar laws and regulations, as well as various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Further, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide customers with our products in those countries.
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies, their employees, and their intermediaries from authorizing, offering, providing, and/or accepting improper payments or other benefits for improper purposes. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to technology in the wearables industry generally could result in significant additional compliance costs and responsibilities for our business.
Privacy
We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.
In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, includes operational requirements for companies that receive or process personal data of residents of the European Union that are broader and more stringent than those previously in place in the European Union. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which became effective in January 2020. The CCPA requires covered companies to provide California consumers with new disclosures and expands the rights afforded consumers regarding their data. Fines for noncompliance may be up to $7,500 per violation. We cannot currently estimate the potential impact of the CCPA on our business or operations.

Additionally, we rely on various legal mechanisms for transferring certain personal data outside of the European Economic Area, or EEA, including the EU-U.S. Privacy Shield Framework, or Privacy Shield, and EU Standard Contractual Clauses, or SCCs. If we fail or are perceived to fail to meet the Privacy Shield principles or our obligations under the SCCs, or if any of these legal mechanisms for transferring data from the EEA are invalidated by European courts or otherwise become defunct, European Union data protection authorities or the U.S. Federal Trade Commission, or FTC, could bring enforcement actions seeking to prohibit or suspend our data transfers or alleging unfair or deceptive practices. In such cases, we could be required to make potentially expensive changes to our information technology infrastructure and business operations, and we could face legal liability, fines, negative publicity, and resulting loss of business.
Certain health-related laws and regulations such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, may also have an impact on our business. If we are unable to comply with the applicable privacy and security requirements under HIPAA, HITECH, or PCI DSS, or we fail to comply with BAAs that we enter into with covered entities, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.
Governments are continuing to focus on privacy and data security, and it is possible that new privacy or data security laws will be passed, or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our users’ data could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new products, services, and features. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable state, federal, and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.
We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, and data protection. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, HIPAA, and similar laws may limit the use and adoption of our products and services, and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. In addition, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us, our end customers, or third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, the failure or perceived failure by our end customers to comply with their privacy policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, damages, penalties, and negative publicity, and could also have an adverse effect on our brand and operating results.
Cybersecurity
We have designed and implemented and continue to maintain a security program consisting of policies, procedures, and technology intended to maintain the privacy, security and integrity of our information, systems, and networks. Among other things, the program includes controls designed to limit and monitor access to authorized systems, networks, and data, prevent inappropriate access or modification, and monitor for threats or vulnerability.
Employees and Human Capital Resources
Our workforce represents a highly regarded team of silicon photonics and measurement science experts under the same organization. A significant number of our employees have advanced degrees, including a large percentage holding PhDs. As of December 31, 2021, we had 302 employees, a large percentage of whom are in technical roles, including engineering.
•The quality of our employees is well recognized in the industry and has a strong and positive impact on our ability to develop and capitalize on our strategic operating model and business plan;
•Our leadership team is recognized for world-leading expertise in silicon photonics design and process, microelectronics design, packaging and test, software and algorithms including cloud and AI, and applications in data communications and medical sensing; and
•We have strong relationship with our employees and have never experienced a work stoppage.
Despite the significant challenges facing the world economy in light of the COVID-19 pandemic, we have remained focused on our business plan and priorities. We intend to continue to focus on:
•Protecting the well-being of our employees and keeping them healthy and engaged;

•Making our physical workplaces safe and compliant;
•Building out efficient global human resource information systems and processes;
•Recruiting and staff retention for critical skills and competencies;
•Investing in the development of current and future leadership; and
•Creating sustainable operations, while building resilience, efficiency and flexibility into everything, from strategy to work design.
Facilities
Our headquarters are currently located in the United Kingdom. We have premises in Pasadena, California under multiple leases for approximately 18,000 square feet, with most leases for these premises expiring around June 2023. The premises in Pasadena are predominantly used for engineering, finance, and general administration services. We lease a property in San Jose, California of approximately 4,600 square feet under a lease expiring in 2024, which is predominantly used for sales and marketing, finance, and general administration services. To support headcount growth over the past year, we continue to explore options and timing for improving and expanding our facilities. In the United States, we recently expanded our premises in Irvine, California to accommodate our sensor application facility and additional office space and have under multiple leases for approximately 12,000 square feet, all expiring in July 2027. In the United Kingdom, we have a lease on our lab facilities in Wales for approximately 1,733 square feet due to expire in 2024. We also recently entered into a facilities access agreement for new premises at the Tyndall Institute in Cork, Ireland for a new laboratory and office space of approximately 600 square feet. We believe that our current facilities are sufficient to support our operations and growth plans and that additional space, if needed, will be available on commercially reasonably terms.

Website Access to Company’s Reports
Our website address is www.rockleyphotonics.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

Disclosure Information
In compliance with disclosure obligations under Regulation FD, we announce material information to the public through a variety of means, including filings with the Securities and Exchange Commission, press releases, company blog posts, public conference calls and webcasts, as well as our investor relations website.

Item 1A.Risk Factors
Shareholders should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K, including the financial statements and notes to the financial statements included herein, before they decide whether to vote or instruct their vote to be cast to approve the proposals described in this Annual Report on Form 10-K. If any of the following risks occur, or if Rockley fail to manage these risks and uncertainties successfully, it may have a material adverse effect on the business, results of operations, or financial condition of Rockley. Further, if any of the following risks or events occur, it could have a material adverse effect on the trading price of the ordinary shares of Rockley. If any of the risks or events described below occur, shareholders may lose all or part of their investment. The risks and uncertainties described in this “Risk Factors” section or elsewhere in this Annual Report on Form 10-K may also be incorrect or may change and should be read together with the financial statements and notes to the financial statements included herein. Additional risks and uncertainties presently unknown to Rockley may also have a material and adverse impact on the company.
As used in the risks described in this subsection, references to “the Company,” “Rockley,” “we,” “us,” and “our,” are intended to refer to the business and operations of Rockley, unless the context clearly indicates otherwise.
Risks Related to Rockley’s Business and Industry; Customer-Related Risks
Rockley has incurred net losses since inception and expects to continue to incur losses for the foreseeable future. If Rockley does not fully develop or commercialize its products and services, including its silicon photonics chipsets, or if such products and services experience significant delays, Rockley’s business, financial condition, and results of operation will be materially and adversely affected and Rockley may never achieve or sustain profitability.
Rockley has to date generated revenue primarily from non-recurring engineering (“NRE”) and development services for customer-specific designs of silicon photonics chipsets for incorporation into its customers’ end products. Rockley incurred a net loss of $168.0 million and $80.3 million for the years ended December 31, 2021and 2020, respectively. For the years ended December 31, 2021 and 2020, Rockley had an accumulated deficit of $400.9 million and $232.9 million, respectively. Rockley believes that it will continue to incur operating and net losses for the foreseeable future, including for a period of time after commercialization of its silicon photonics chipsets, which is not currently expected to begin until the second half of 2022; provided that any such commercialization may occur later than the second half of 2022 or not at all. Even if Rockley is able to successfully develop and sell its products, there can be no guarantee that it will do so within its anticipated timeframe or that its products will be commercially successful. Rockley’s potential future profitability is dependent upon the successful development, commercial introduction, and acceptance of its products and services, including its silicon photonics chipsets for the consumer wearables market and its module applications with biomarker detection capabilities for advanced health metrics. Because Rockley will incur costs to develop and commercialize its products and services, including its chipsets and module applications, before it receives any significant revenue from any sales of such products or services, Rockley’s losses in future periods may continue. Rockley may never achieve or sustain profitability.
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
Since inception, Rockley has financed its operations primarily through the issuance and sale of convertible loan notes, ordinary shares and revenue received from agreed-upon projects. As of December 31, 2021, Rockley’s cash and cash equivalents balance was $36.8 million and it had an accumulated deficit of $400.9 million. Due to Rockley’s history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, its management concluded that there is substantial doubt about Rockley’s ability to continue as a going concern. There have been no adjustments to the accompanying financial statements of Rockley to reflect this uncertainty. Rockley’s ability to continue as a going concern is dependent upon it becoming profitable in the future or obtaining the necessary capital to meet its obligations. Rockley’s determination of substantial doubt about its ability to continue as a going concern could materially limit its ability to raise additional funds through the issuance of equity securities, debt financing or otherwise. There can be no assurance that any such issuance of equity securities, debt financing or other means of financing will be available in the future, or the terms of any such financing will be acceptable to Rockley. Further, there can be no assurance that Rockley will ever become profitable or continue as a going concern.

Rockley is subject to restrictive debt covenants that may limit its ability to finance its future operations and capital needs and to pursue business opportunities and activities.

Rockley’s existing financing agreements contain restrictive covenants, including a requirement to maintain at least $35 million cash on hand, that limit its ability to take certain actions. These restrictions may limit Rockley’s ability to operate its businesses and may prohibit or limit its activity to enhance its operations or take advantage of potential business opportunities as they arise. All of these limitations are subject to significant exceptions and qualifications. These covenants could limit Rockley’s ability to finance its future operations and capital needs and its ability to pursue business opportunities and activities that may be in its interest. If Rockley breaches any of these covenants it may be in default under its indebtedness, which may then become immediately due and payable. Rockley may not have, or be able to obtain, sufficient funds to make these accelerated payments. Rockley’s ability to comply with the provisions of its financing arrangements may be affected by changes in economic or business conditions or other events beyond its control.
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
Rockley is targeting the deployment of its products in the consumer health and wellness and medical device sectors and any estimates of Rockley’s future results contained in this Annual Report on Form 10-K assume that Rockley will successfully commercialize its products and achieve significant market penetration in these sectors. As a result, if Rockley’s products are not selected for inclusion by consumer device and medical device companies or life sciences companies, or their suppliers, Rockley’s actual results may differ materially from its estimates included in this Annual Report on Form 10-K and Rockley’s business would be materially and adversely affected.
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
If Rockley fails to successfully manage the risks and difficulties that it faces, including those associated with the challenges listed above and those described elsewhere in this “Risk Factors Related to Rockley” section, its business, financial condition, and results of operations could be materially and adversely affected. Further, because Rockley has a limited operating history and has not yet commercialized its products, it is difficult to accurately assess its future prospects or financial performance. Rockley has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If Rockley’s assumptions regarding these risks and uncertainties, which it uses to plan and operate its business, are incorrect or change, or if it does not address these risks successfully, its results of operations could differ materially from its expectations and its business, financial condition, and results of operations could be materially and adversely affected.
Rockley’s estimates and expectations as to its financial performance are based upon assumptions, analyses, and internal estimates developed by Rockley’s management. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, Rockley’s actual operating results may differ materially from any such estimates and expectations.
Rockley’s estimates and expectations as to its future financial performance included in this Annual Report on Form 10-K are subject to uncertainty and are based on assumptions, analyses, and internal estimates developed by Rockley’s management, all or some of which may not prove to be correct or accurate. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, Rockley’s actual operating results may differ materially from any such estimates or expectations. We have in the past experienced actual results which varied from our estimates. These assumptions, analyses, or estimates are subject to risks and uncertainties, some of which are outside of Rockley’s control. These risks and uncertainties include, but are not limited to, risks discussed elsewhere in this “Risk Factors Related to Rockley” section and in this Annual Report on Form 10-K, as well as those discussed below:

•Revenue-related assumptions:
◦Customer contracts and design wins: Rockley’s existing memoranda of understanding (“MOUs”) and development contracts may not ultimately convert into production contracts. In addition, Rockley may be unable to secure design wins from additional customers in a timely manner;
◦Form of customer arrangement: It is possible that instead of entering into agreements with customers for the purchase of a significant amount of Rockley’s products, Rockley may be required to enter into license arrangements with certain customers, any of which would have a significant impact on the revenue Rockley expects to achieve;
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
◦Timing and execution of customer agreements: Rockley may face difficulties in meeting customer milestones in a timely manner or achieving required technical specifications. In addition, Rockley may experience execution delays under its NRE programs, including with its largest customer, due to resource constraints or customer delay. Further, to the extent Rockley were to enter into licensing arrangements in lieu of a product sale with a customer, including its largest customer, it could have a significant negative impact on Rockley’s anticipated revenue; and
◦Commercialization of products and services: Rockley must successfully commercialize its products and services, including its silicon photonics chipsets, module applications, and analytics subscription service.
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
Rockley's estimates and expectations may also be based in part on in this Annual Report on Form 10-K the expected size and growth of the markets in which Rockley operates or intends to enter, including the consumer wearables, mobile device, and medical device markets. Such markets may not develop or grow, or may develop and grow at a lower rate than expected, and even if these markets experience the forecasted growth described in this Annual Report on Form 10-K, Rockley may not grow its business at similar rates, or at all. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report on Form 10-K should not be taken as a guarantee or other indication of Rockley’s future growth or results of operations. In addition, these forecasts may be materially and adversely affected by a number of factors outside of Rockley’s control, including, but limited to, factors associated with the ongoing COVID-19 pandemic.

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
Rockley expects its results of operations to fluctuate on a quarterly and annual basis, which could cause the stock price of Rockley to fluctuate or decline.
Rockley’s revenue and operating results have fluctuated in the past and may vary significantly in the future. Historical comparisons of its operating results may not be relevant, or indicative of future results. In particular, because Rockley’s revenue to date has been generated from NRE and development services for customer-specific designs of silicon photonics chipsets for testing in the customers’ end products, revenue in any given quarter or period can fluctuate based on the timing and success of its customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Rockley’s quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside of its control and may not fully reflect the underlying performance of Rockley’s business. These fluctuations could adversely affect Rockley’s ability to meet its expectations or those of securities analysts, ratings agencies, or investors. If Rockley does not meet these expectations for any reporting period, the value of its business and its securities, could decline significantly. Factors that may cause these quarterly and annual fluctuations include, but are not limited to, those listed below:
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
•Rockley’s ability to attract and retain customers and successfully transition customers with which it is engaged in discussions to contracted customers and to attract new customers;
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
•fluctuations in sales by customers who incorporate Rockley’s products into their end products;
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
•general economic, industry, and market conditions, including trade disputes; and
•Rockley’s estimates of potential or future market growth in this Annual Report on From 10-K may not be accurate.
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
Market opportunity estimates and growth forecasts included in this Annual Report on Form 10-K are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate.
The forecasts and estimates in this Annual Report on Form 10-K relating to the expected size and growth of the markets for consumer wearables, mobile devices, and medical devices may prove to be inaccurate. Even if these markets experience the forecasted growth described in this Annual Report on Form 10-K, Rockley may not grow its business at similar rates, or at all. Rockley’s future growth is subject to many factors, including market adoption of its products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report on Form 10-K, including Rockley’s estimates that the consumer wearables, mobile device, and medical devices markets will represent, in the aggregate, an approximately over $48 billion of total addressable market for healthcare monitoring devices incorporating additional sensing capabilities by 2025, should not be taken as indicative of Rockley’s future growth. In addition, these forecasts may be materially and adversely affected as a result of the COVID-19 pandemic.
If Rockley is unable to accurately forecast long-term end-customer adoption rates and demand for Rockley’s products, it could materially and adversely affect its current and future financial results of operations.
Rockley is pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, consumer health and wellness applications and healthcare monitoring devices require complex technology. Because these products may incorporate technology from other companies, commercialization of these products could be delayed or impaired on account of certain technological components of Rockley or others not being ready to be deployed. Although Rockley currently has MOUs or development and supply agreements with various consumer and medical device companies, these companies may not be able to commercialize products incorporating Rockley’s products immediately, or at all. Regulatory developments, many of which are outside of Rockley’s control, could also cause delays or otherwise impair commercial adoption of these products. Rockley’s future financial performance will depend on its ability to make timely investments in the correct market opportunities. Given the evolving nature of the markets in which Rockley operates in, it is difficult to predict customer demand or adoption rates for its products or the future growth of the markets in which it operates. As a result, Rockley's estimates included in this Annual Report on Form 10-K may not necessarily reflect various estimates and assumptions that may not prove accurate and any such estimates could differ materially from actual results due to the risks included in this “Risk Factors Related to Rockley” section, among others. If demand does not develop or if Rockley cannot accurately forecast customer demand, the size of its markets, inventory requirements, or its future financial results, its business, results of operations, and financial condition will be adversely affected.
Rockley’s target customer and product markets may not grow or develop as Rockley currently expects, and if Rockley fails to penetrate new markets and scale successfully within those markets, Rockley’s revenue and financial condition would be harmed.
Rockley’s target markets include the consumer wearables, mobile device, and medical device markets. Any deterioration in Rockley’s target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for Rockley’s products, which would adversely affect its revenue and results of operations. Further, if

Rockley’s target customer markets do not grow or develop in ways that Rockley currently expects, demand for Rockley’s products may not materialize as expected, which would also negatively impact its business, financial condition, and results of operations. Rockley may be unable to predict the timing or development of trends in its target markets with any accuracy. If Rockley fails to accurately predict market requirements or market demand for these solutions, Rockley’s business may suffer.
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
The silicon photonics industry requires substantial and continuous investment in research and development in order to bring to market new and enhanced solutions. Rockley expects its research and development expenditures to increase in the future as part of its strategy to increase demand for Rockley’s solutions in Rockley’s current target markets and to expand into additional markets. Rockley may not have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, Rockley cannot assure you that the technologies that are the focus of its research and development expenditures will become commercially successful or generate any revenue.
If Rockley fails to compete effectively, it may lose or fail to gain market share, which could negatively impact Rockley’s operating results and Rockley’s business.
The global optical components market in general, and the consumer sensor, healthcare, and data communications markets in particular, are highly competitive. Rockley expects competition to increase and intensify as additional companies enter Rockley’s target markets. Increased competition could result in price pressure, reduced gross margins, and difficulty achieving market penetration, any of which could harm Rockley’s business, financial condition, and results of operations. Rockley’s competitors range from large, international companies offering a wide range of services and optical components, such as LEDs, lasers, detectors, or photonic integrated circuit (“PICs”), to smaller companies specializing in narrow market verticals. Some of Rockley’s key competitors across various verticals include: ams AG, Analog Devices, Inc., Broadcom Inc., DexCom, Inc. GlobalFoundries Inc., Intel Corporation, Lightwave Logic, Inc. Lumentum Holdings Inc. (“Lumentum”), Masimo Corporation, Osram Licht AG, and Tower Semiconductor Ltd. Rockley expects competition in its target markets to increase in the future as existing competitors improve or expand their product offerings and as new competitors enter these markets.

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
•promote and support Rockley’s customers’ incorporation of Rockley’s products into their end products; and
•attract, hire, and retain high-level talent, including Rockley’s management team and engineers.
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
Rockley may pursue strategic investments or acquisitions in the future. If Rockley fails to successfully select, execute, or integrate its acquisitions, then its business, results of operations, and financial condition could be materially and adversely affected, and the stock price could decline.
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
Failure to successfully identify, complete, manage, and integrate acquisitions could materially and adversely affect its business, financial condition, and results of operations and could cause Rockley's stock price to decline.

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
For example, we have significant international operations that are denominated in foreign currencies, primarily the British Pound and Euro, subjecting us to foreign currency exchange risk that may adversely impact our financial results. The occurrence of any of these risks could negatively affect Rockley’s international business and consequently its business, operating results, and financial condition.
The average selling prices of Rockley’s products could decrease rapidly over the life of the product, which may negatively affect Rockley’s revenue and margins. In addition, the selling prices Rockley is able to ultimately charge in the future for the products it is currently developing or commercializing may be less than what Rockley currently anticipates, which may cause Rockley’s actual operating results to differ materially from its expectations.
The prices that Rockley is able to ultimately charge in the future for the products it is currently developing or commercializing may experience declines for a variety of reasons, many of which are outside of Rockley’s control. In order to sell products that have a falling average unit selling price and maintain margins at the same time, Rockley will need to continually reduce product and manufacturing costs. To manage manufacturing costs, Rockley must engineer the most cost-effective design for its products and collaborate with its manufacturing counterparties to reduce manufacturing costs. Rockley also needs to continually introduce new products with higher sales prices and gross margin in order to maintain its overall gross margin. If Rockley is unable to manage the cost of older products or successfully introduce new products with higher gross margin, its revenue and overall gross margin would likely decline. In addition, the selling prices Rockley is able to ultimately charge in the future for the products it is currently developing or commercializing may be less than what Rockley currently projects, which may cause Rockley’s actual operating results to differ materially from its estimates.
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
Because Rockley does not operate its own manufacturing, assembly, or testing facilities, it may not be able to reduce its costs as rapidly as companies that operate their own facilities, and Rockley’s costs may even increase, which could further reduce Rockley’s gross margins. Rockley relies primarily on obtaining yield improvements and volume-based cost reductions to drive cost reductions. To the extent that such cost reductions do not occur at a sufficient level and in a timely manner, Rockley’s business, financial condition, and results of operations could be adversely affected and may vary from Rockley’s estimates.
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
Rockley’s cloud-based analytics subscription offering, which is under development and is currently expected to be commercially launched as early as 2023, is expected to allow for the deployment of Rockley’s technology through a cloud-

based software-as-a-service model. As a result, it must interoperate with Rockley’s customers’ existing network and security infrastructure. The components of Rockley’s customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products, and may be highly customized. Rockley must be able to interoperate and provide its software service to customers with highly complex and customized networks, which requires careful planning and execution between its customers, its customer support teams, and its channel partners. Further, whenever there are new or updated elements of the customers’ infrastructure or new industry standards or protocols, Rockley may have to update or enhance its cloud platform to continue to provide service to customers. Rockley’s competitors or other vendors may refuse to work with Rockley to allow their products to interoperate with Rockley’s, which could make it difficult for Rockley’s cloud-based analytics subscription service to function properly in customer networks that include these third-party products.
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
Rockley believes that its operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to a few large customers, including Apple Inc., Rockley’s largest customer, and Hengtong Rockley Technology Co., Ltd. (“HRT”), its second largest customer. Rockley’s two largest customers collectively accounted for 82% and 100% of Rockley’s revenue in 2021 and 2020, respectively. Revenue attributable to Rockley’s largest customer accounted for the majority of its revenue in 2021 and 2020, respectively. Rockley anticipates revenue attributable to this customer will fluctuate from period to period, although it expects to remain dependent on this customer for a significant portion of its revenue for the foreseeable future. Rockley has a master supply and development agreement with this customer, which provides a general framework for Rockley’s transactions with it. This agreement continues until either party terminates for material breach. Under this agreement, Rockley has agreed to develop and deliver new products to this customer at its request, provided it also meets Rockley’s business purposes, and has agreed to indemnify it for intellectual property infringement or any injury or damages caused by Rockley’s products. This customer does not have any minimum or binding purchase obligations to Rockley under this agreement and could elect to discontinue or reduce making purchases from Rockley with little or no notice.
HRT is a joint venture (the "JV") formed by Rockley with Jiangsu Hengtong Optic-Electric Co., Ltd. (“Hengtong”), a subsidiary of Hengtong Group, Co., Ltd., in 2017. Under the Sino-Foreign Equity Joint Venture Contract dated December 19, 2017 by and between Hengtong and Rockley Photonics Ltd, a wholly-owned subsidiary of Rockley (the “JV Agreement”) and the related technology development agreement and license agreement, HRT must procure chipsets from Rockley for use in finished products and HRT owns the copyright in the final designs. HRT has a license to the underlying intellectual property in the reference designs and Rockley has certain non-compete obligations under the JV Agreement. During the years ended December 31, 2021 and 2020, Rockley made sales to HRT of $0.3 million and $5.3 million, respectively. See “Certain Relationships and Related Party Transactions – Rockley – Hengtong JV” and Notes 4 and 13 to the notes to Rockley’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Changes in global political, regulatory, and economic conditions, or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where Rockley may purchase its components, sell its products, or conduct its business, could adversely affect Rockley’s business. The United States has in the past instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations, or countries, and other government regulations affecting trade between the United States and other countries where Rockley conducts its business. For instance, effective December 17, 2021, the U.S. Bureau of Industry and Security ("BIS”) of the U.S. Department of Commerce placed Hengtong and certain of its affiliates on the BIS “Entity List,” meaning that the U.S. Export Administration Regulations prohibit companies from providing products and technologies to organizations on the “Entity List” without prior authorization. In response to this decision, the Company terminated a planned technical sale to the JV. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments or any future similar developments, there may be greater restrictions and economic disincentives on international trade and economic cooperation that could adversely affect Rockley’s business. It may be time-consuming and expensive for Rockley to alter its business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on its business, financial condition, and results of operations.
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
Rockley may also be affected by cyber-attacks and other means of gaining unauthorized access to its products, systems, and data. For instance, cyber criminals or insiders may target Rockley or third parties with which it has business relationships to obtain data, or in a manner that disrupts Rockley’s operations or compromises its products or the systems into which its products are integrated. Due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our operations.
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
As of December 31, 2021, Rockley had 192 issued and allowed patents and 90 other patent applications pending in the United States and 81 patents in foreign jurisdictions. The 192 issued and allowed patents in the United States expire in the years beginning in 2022 through 2040. The 81 patents in foreign jurisdictions include 51 in the United Kingdom, 26 in China, 1 in Europe, and 3 in Japan, and they expire in the years beginning 2027 through 2039. Many of Rockley’s issued patents and pending patent applications relate to sensors and sensor chips.
Rockley cannot assure you that any patents will be issued with respect to its currently pending patent applications or that any trademarks will be registered with respect to its currently pending applications in a manner that gives Rockley adequate defensive protection or competitive advantages, if at all, or that any patents issued to Rockley or any trademarks registered by it will not be challenged, invalidated, or circumvented. Rockley may file for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available in all countries in which it operates or in which Rockley seeks to enforce its intellectual property rights, or may be difficult to enforce in practice. For example, the legal environment relating to intellectual property protection in certain emerging market countries where Rockley may operate in the future is relatively weaker, often making it difficult to create and enforce such rights. Rockley’s currently registered trademarks and any patents and trademarks that may be issued or registered, as applicable, in the future with respect to pending or future applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Rockley cannot be certain that the steps it has taken will prevent unauthorized use of its technology or the reverse engineering of its technology. Moreover, others may independently develop technologies that are competitive to Rockley or infringe Rockley’s intellectual property.

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
Additionally, Rockley regularly monitors its compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to it. As a result of new standards, changes to existing standards, and changes in their interpretation, Rockley might be required to change its accounting policies, alter its operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or Rockley may be required to restate its published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on Rockley’s reputation, business, financial position, and profit, or cause an adverse deviation from Rockley’s revenue and operating profit target, which may negatively impact Rockley’s financial results. For more information, refer to the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K.
Rockley’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, Rockley had $132.3 million of U.K. net operating loss carryforwards available to reduce future taxable income and will be carried forward indefinitely. To the extent Rockley is not able to offset future taxable income with its net operating losses, Rockley’s cash flows may be adversely affected.
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

Rockley’s transition to being a public company subjects it to significant regulatory oversight and reporting obligations under the U.S. securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from Rockley’s senior management and could divert their attention away from the day-to-day management of Rockley’s business. Rockley may not have adequate key talent with the appropriate level of knowledge, experience, and training in the accounting policies, practices, or internal controls over financial reporting required of public companies. The development and implementation of the standards and controls necessary to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that Rockley will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods. These factors could adversely affect Rockley’s business, financial condition, and operating results.
If Rockley fails to maintain an effective system of internal controls, its ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.
Rockley is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the New York Stock Exchange (“NYSE”). Rockley expects that the requirements of these rules and regulations will continue to increase its legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on its talent, systems, and resources.
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
In order to maintain and improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, Rockley has expended and anticipates that it will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of its internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase Rockley’s operating costs and could materially and adversely affect its ability to operate its business. If Rockley’s internal controls are perceived as inadequate or if it is unable to produce timely or accurate financial statements, investors may lose confidence in Rockley’s operating results and the stock price could decline.
Rockley's independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after Rockley is no longer an emerging growth company. At such time, Rockley's independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which Rockley’s controls are documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on the Rockley's business and operating results.
In addition to Rockley’s results determined in accordance with GAAP, Rockley believes certain non-GAAP measures may be useful in evaluating its operating performance. Rockley presents certain non-GAAP financial measures in this Annual Report on Form 10-K and intends to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present its non-GAAP financial measures could cause investors to lose confidence in its reported financial and other information, which would likely have a negative effect on the trading price of its ordinary shares.

The requirements of being a public company may strain Rockley’s resources, divert management’s attention, and affect its ability to attract and retain qualified board members.
Rockley is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase Rockley’s legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on its systems and resources. Among other things, the Exchange Act requires that public companies file annual, quarterly, and current reports with respect to their business and operating results. In addition, the Sarbanes-Oxley Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to meet the requirements of this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm Rockley’s business and operating results. Although Rockley has already hired additional employees to comply with these requirements, it may need to hire even more employees in the future and will need to engage its auditors to review its quarterly and annual reports, which will increase its costs and expenses.
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
The recurrence or continued effects of a global economic downturn as a result of the COVID-19 pandemic, political instability, and geopolitical conflicts could have an adverse effect on Rockley’s business and operating results.
Rockley operates globally and as a result its business and revenue are impacted by global macroeconomic conditions. The multinational efforts to contain the spread of COVID-19 had a significant adverse effect on the global macroeconomic environment. In addition, the instability in the global credit markets, uncertainties regarding the effects of Brexit, uncertainties related to the timing of the lifting of governmental restrictions to mitigate the spread of COVID-19, uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil such as the conflict between Russian and Ukraine, and other disruptions to global and regional economies and markets could continue to add uncertainty to global economic conditions.
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
Rockley is an “emerging growth company” within the meaning of the Securities Act, and if it takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make Rockley’s securities less attractive to investors and may make it more difficult to compare Rockley’s performance to the performance of other public companies.
Rockley is an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups, or JOBS Act. As such, the Company is eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Company ordinary shares that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of SC Health Ordinary shares in the IPO. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Rockley has elected not to opt out of such extended transition period and, therefore, Rockley may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find Rockley’s ordinary shares less attractive because the Company will rely on these exemptions, which may result in a less active trading market for Rockley’s ordinary shares and their price may be more volatile.
Several of Rockley’s directors and officers live outside the United States and certain assets of Rockley are located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.
Several of Rockley's directors and officers reside outside of the United States and certain assets of the Company are located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon Rockley or any of its directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties on its directors and officers under U.S. laws, including federal securities laws.
If securities or industry analysts do not publish or cease publishing research or reports about Rockley, its business, or its market, or if they change their recommendations regarding Rockley’s securities adversely, the price and trading volume of Rockley’s securities could decline.
The trading market for Rockley’s securities will be influenced by the research and reports that industry or securities analysts may publish about the Company, its business, market or competitors. If any of the analysts who cover Rockley change their recommendation regarding Rockley’s shares adversely, or provide more favorable relative recommendations about Rockley’s competitors, the price of Rockley’s shares would likely decline. If any analyst who covers Rockley were to cease coverage of Rockley or fail to regularly publish reports on it, Rockley could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.
Item 2.Properties
As at December 31, 2021, we held interest in 13 properties. All of our facilities are located on real estate that is leased from third parties. Our properties consisted of (1) 10 office and/or lab properties, (2) two corporate apartment properties, and (3) one clinical trials property. Our headquarters are currently located in the United Kingdom.
In the US, we have premises in Pasadena, California, US under multiple leases for approximately 18,000 square feet. The majority of the premises in Pasadena leased expire in June 2023 and are predominantly used for engineering and finance and general administration services. We also lease spaces in Irvine, California for approximately 12,800 square feet under multiple leases all expiring in 2027, predominantly used for engineering and general administration services; we lease a property in San Jose, California for approximately 4,600 square feet under a lease expiring in 2024, which is predominantly used for finance and general administration services; we lease separate small office spaces in Irvine, California and Bloomington, Minnesota and; we also lease two corporate apartments in Pasadena, California.
In the United Kingdom, we have a lease on our lab facilities in Wales for approximately 1,733 square feet, due to expire in 2024. Across Europe, we also operate our research, administrative and support functions out of small leased office spaces in Wiltshire, UK; Oxford, UK; Espoo, Finland; Cork, Ireland; Zug, Switzerland.
Item 3.Legal Proceedings
We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.
Item 4.Mine Safety Disclosures
Not applicable.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares and public warrants are traded on the NYSE under the symbol “RKLY" and "RKLY.WS.”
Holders
As of March 10, 2022, there were approximately 153 holders of record of our ordinary shares.
Dividend Policy
We have not paid any cash dividends on our ordinary shares to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and we have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the ordinary shares in the foreseeable future.
Recent Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
None.
Item 6.Selected Financial Data
The Company is a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide this item.
Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis provides information that Rockley’s management believes is relevant to an assessment and understanding of Rockley’s consolidated results of operations and financial condition. The discussion should be read together with the audited annual consolidated financial statements as of and for the years ended December 31, 2021 and 2020 and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements. Unless the context otherwise requires, references in these notes to "Rockley", the “Company”, "we", "us", or "our" and any related terms are intended to mean the Company, Rockley Photonics Holdings Limited, while "Legacy Rockley" and "SC Health" refers to the entities prior to the Business Combination.
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
As testament to the relevance of our product development, we have captured the attention of several consumer electronics companies and, as of the date of this Annual Report on Form 10-K, we have established strategic relationships with six of the world’s top-ten largest manufacturers of smart watches and wristbands (based on volume as reported by IDC). We plan to leverage this attention to develop new capabilities in consumer wearables in the near term, and to expand over time into medical devices and other industry applications.
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
To date, we have generated revenue primarily from non-recurring engineering ("NRE") and development services for customer-specific designs of silicon photonics chipsets for incorporation into their customers’ end products and we have financed our operations primarily through the Business Combination, issuance of convertible loan notes, as well as private placements of ordinary shares. From the date of our formation through December 31, 2021. we have raised aggregate gross proceeds of approximately $290.0 million from the issuance of convertible loan notes and ordinary shares. For the year ended December 31, 2021, we incurred a net loss of $168.0 million and utilized $126.0 million in cash to fund our operations.
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
•retain key talent and increase our headcount;
•maintain and expand our intellectual property portfolio; and
•enhance internal functions to support our operations as a public company.
Impact of COVID-19
The COVID-19 global pandemic has prompted extraordinary measures by governments and businesses to contain and combat the spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-

home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
The COVID–19 pandemic has adversely impacted our operational efficiency and caused delays in operational activities. For the year ended December 31, 2021, we continue to take cautious steps to protect our workforce, support community efforts, and follow local government guidelines. Certain key laboratory employees and facilities have continued internal testing and laboratory work to the extent necessary to service customer commitments. The remaining non-essential workforce were recommended to continue performing their duties from home. The ongoing impact will depend on the duration of the pandemic which is being mitigated by the vaccination of the general population and gradual easing of restrictions. For more information on risks associated with the COVID-19 pandemic and regulatory actions, see “Risk Factors — General Risks.”
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
Business Combination and Public Company Costs
As described in “Note 1 – Description of Business and Significant Accounting Policies” and “Note 2 – Note 2 – Business Combination” of the notes to the consolidated financial statements, we completed the Business Combination on August 11, 2021, with Legacy Rockley surviving the Business Combination as a wholly owned subsidiary of the Company.
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
Upon the consummation of the Business Combination, we issued 104.0 million shares of ordinary shares for all the issued and outstanding equity interests of Legacy Rockley inclusive of ordinary shares issued in exchange for the issued and outstanding convertible loan notes (inclusive of interest accrued thereon) and warrants, as if each had converted into the Company's ordinary shares immediately prior to the Business Combination. In addition, certain accredited investors (including entities affiliated with the SC Health Sponsor) purchased an aggregate of 15.0 million ordinary shares for a purchase price of $10.00 per share, or an aggregate purchase price of $150.0 million. The net cash received from the Business Combination after underwriter and transaction costs was $122.5 million.

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
See the “Risk Factors” section of this annual report on Form 10-K for additional discussion of the risks and challenges facing our business.
Basis of Presentation
Currently, we conduct business through one operating and reportable segment. All long-lived assets are maintained in, and all losses are attributable to the one segment. See Note 1 in our accompanying audited consolidated financial statements for more information about our operating segment.
Components of Results of Operations
The following discusses certain line items in our consolidated statements of operations and comprehensive loss.
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
Change in Fair Value of Debt Instruments
Gains or losses from the change in fair value of debt instruments are recorded from the remeasurement of the fair value of our convertible loan notes using a discounted cash flow methodology based upon certain valuation assumptions.

Change in Fair Value of Warrant Liabilities
Gains or losses from the change in fair value of warrants are recorded from the remeasurement of the fair value of our private placement warrants based upon certain valuation assumptions.
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
Results of Operations for the Years Ended December 31, 2021 and 2020
The following table sets forth our historical operating results for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020
Revenue	$8,213	$22,343
Cost of revenue	11,416	24,240
Gross profit	(3,203)	(1,897)
Operating expenses:
Selling, general, and administrative expenses	39,976	20,260
Research and development expenses	72,573	35,900
Total operating expenses	112,549	56,160
Loss from operations	(115,752)	(58,057)
Other income (expense):
Forgiveness of PPP loan	2,860	—
Interest expense, net	(4,781)	(189)
Equity method investment loss	(703)	(1,274)
Change in fair value of debt instruments	(59,916)	(20,163)
Change in fair value of warrant liabilities	10,827	—
Gain (loss) on foreign currency	119	(25)
Total other income (expense)	(51,594)	(21,651)
Loss before income taxes	(167,346)	(79,708)
Provision for income tax	667	569
Net loss and comprehensive loss	$(168,013)	$(80,277)

Discussion and Analysis of Results of Operations
Revenue (in thousands, except for percentages)

	Years Ended December 31,		Change
	2021	2020	$	%
Revenue	$8,213	$22,343	$(14,130)	(63)%
Revenue decreased by $14.1 million, or 63% to $8.2 million for the year ended December 31, 2021 from $22.3 million for the year ended December 31, 2020. This decrease is primarily driven by an ongoing backlog of project deliverables in fiscal 2021 when compared to fiscal 2020 where we completed and delivered on project milestones for our significant customers.
Cost of Revenue and Gross Profit (in thousands, except for percentages)

	Years Ended December 31,		Change
	2021	2020	$	%
Cost of revenue	$11,416	$24,240	$(12,824)	(53)%
Gross Profit	$(3,203)	$(1,897)	$(1,306)	NM
Gross Margin	(28)%	(8)%	NM	NM

NM – Not meaningful
Cost of revenue decreased by $12.8 million, or 53%, to $11.4 million for the year ended December 31, 2021 from $24.2 million for the year ended December 31, 2020. This decrease in cost of revenue was primarily driven by a decrease of $9.9 million from engineering, fab, partner and stock-based compensation costs. The decrease was partially offset by an increase of $1.6 million in research and development tax credits and grants we received in 2021 compared to the prior period due to higher claims for our research and development activities. Gross profit decreased by $1.3 million to $(3.2) million for the year ended December 31, 2021 from $(1.9) million for the year ended December 31, 2020. The decrease in gross profit was primarily driven by a decrease in revenue for the year ended December 31, 2021. Our revenue is recognized at the achievement of milestones and is not necessarily aligned with the timing of costs we incur. In the quarter ended December 31, 2021, we revised the rate of accrual of a certain R&D tax credit based on new information received from Her Majesty’s Revenue and Customs. The one-time revision of the accrual resulted in an offset to cost of revenue and R&D expense in the quarter ended December 31, 2021.
Our gross margin has fluctuated and may fluctuate from period to period based on a number of factors, including the timing of completion of project milestones, with each project requiring differing levels of time and costs. The projects we undertake are determined by our customer commitments and our long-term strategy goals.
Selling, General and Administrative Expenses (in thousands, except for percentages)

	Years Ended December 31,		Change
	2021	2020	$	%
Selling, general and administrative expenses	$39,976	$20,260	$19,716	97%
Selling, general and administrative expenses increased by $19.7 million, or 97%, to $40.0 million for the year ended December 31, 2021 from $20.3 million for the year ended December 31, 2020. The increase was primarily due to general corporate growth, of which $6.0 million was from additional professional fees related to accounting, legal and audit matters, and $6.0 million and $1.5 million were due to increased human capital and stock-based compensation costs, respectively.

Research and Development Expenses (in thousands, except for percentages)

	Years Ended December 31,		Change
	2021	2020	$	%
Research and development expenses	$72,573	$35,900	$36,673	102%
Research and development expenses increased by $36.7 million, or 102%, to $72.6 million for the year December 31, 2021 from $35.9 million for the year ended December 31, 2020. The increase was primarily attributable to growth of $17.8 million from engineering, fab partners, and engineering research and development headcount. This also led to an increase in human capital and stock-based compensation expenses of $22.0 million and $4.7 million, respectively. In addition, the increase is also driven by $11.0 million in research and development tax credits and grants we received in 2021 compared to the prior period due to higher claims for our research and development activities and grants.
Other income, net (in thousands, except for percentages)

	Years Ended December 31,		Change
	2021	2020	$	%
Other income, net	$2,860	$—	$2,860	100%
Other income, net during the year ended December 31, 2021 consisted of debt forgiveness and related accrued interest of the $2.9 million PPP Loan.
Interest Expense, net (in thousands, except for percentages)

	Years Ended December 31,		Change
	2021	2020	$	%
Interest expense, net	$(4,781)	$(189)	$(4,592)	2,430%
The change in interest expense, net by $4.6 million, or 2,430%, for the years ended December 31, 2021 and December 31, 2020, respectively was primarily due to the interest expense recorded in 2021 related to the 2020 Term Facility Loan using the effective interest rate method.
Equity Method Investment Loss (in thousands, except for percentages)

	Years Ended December 31,		Change
	2021	2020	$	%
Equity method investment loss	$(703)	$(1,274)	$571	(45)%
Change in equity method investment captures our share of losses of the investment in HRT according to our percentage of ownership.
Change in Fair Value of Debt Instruments (in thousands, except for percentages)

	Years Ended December 31,		Change
	2021	2020	$	%
Change in fair value of debt instruments	$(59,916)	$(20,163)	$(39,753)	197%
Change in fair value of debt instruments captures losses from a change in fair value estimates using discounted cash flow and binomial lattice methodologies that are based upon a set of valuation assumptions. As of December 31, 2021, there were no debt instruments requiring fair value adjustments. All convertible debt instruments previously held by the Company were converted to ordinary shares in the Company as part of the Business Combination, completed in August 2021.

Change in Fair Value of Warrant Liabilities (in thousands, except for percentages)

	Years Ended December 31,		Change
	2021	2020	$	%
Change in fair value of warrant liabilities	10,827	$—	$10,827	NM
Change in fair value of warrant liabilities captures activity from a change in fair value estimates based upon a set of valuation assumptions. The Private Placement Warrants were assumed from SC Health and recorded as part of the Business Combination in August 2021.
Gain (Loss) on Foreign Currency (in thousands, except for percentages)

	Years Ended December 31,		Change
	2021	2020	$	%
Gain (loss) on foreign currency	$119	$(25)	$144	(576)%
Change in gain (loss) on foreign currency captures losses from the impact of foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. For the years ended December 31, 2021 and 2020, most of our balances are held in the reporting currency, which decrease the impact of foreign currency fluctuations on the results of our operations.
Provision for Income Tax (in thousands, except for percentages)

	Years Ended December 31,		Change
	2021	2020	$	%
Provision for income tax	$667	$569	$98	17%
Change in provision for income tax expense for the years ended December 31, 2021 and 2020 is due to an overall increase in expenditures. The effective income tax rate was less than 1.0% for the years ended December 31, 2021 and 2020. Our effective tax rate differs from the U.K. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized. The income tax expenses shown above are primarily related to corporate income taxes in the United States, which operates on a cost-plus arrangement and minimum filing fees in the foreign jurisdictions where we have operations.
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
Reconciliation
The following table reconciles our net loss (the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA) to EBITDA and Adjusted EBITDA for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Net Loss	$(168,013)	$(80,277)
Interest expense, net	4,781	189
Provision for income tax	667	569
Depreciation and amortization	4,640	2,787
EBITDA	(157,925)	(76,732)
Non-capitalized transaction costs*	$4,337	$3,611
Stock-based compensation	12,013	8,043
Equity-method investment loss	323	1,274
Change in fair value of debt instruments	59,916	20,163
Change in fair value of warrants liabilities	(10,827)	—
Forgiveness of PPP loan	(2,860)	—
Adjusted EBITDA	$(95,023)	$(43,641)

* Non-capitalized transaction costs include non-recurring expense related to the issuance of convertible loan notes in 2021 and the Business Combination.
Liquidity and Capital Resources
Due to Rockley’s history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, management concluded that there is substantial doubt about Rockley’s ability to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2021 as to the substantial doubt about our ability to continue as a going concern. Since inception, Rockley has financed its operations primarily through the issuance and sale of convertible loan notes, ordinary shares and agreed-upon projects. As of December 31, 2021, the Company had cash, cash equivalents and investments of approximately $81.4 million.

Short-Term Liquidity Requirements
As of the date of this Annual Report on Form 10-K, we have yet to generate any material revenue from our business operations. On August 11, 2021, the consummation of the Business Combination resulted in net cash proceeds of $122.5 million of cash, net of transaction costs, which will be used to fund our future capital and liquidity needs in order to support our core business operations and overall growth of our business and to execute our current growth strategies.
As of the date of this Annual Report on Form 10-K, management believes that the cash generated by the closing of the Business Combination and the PIPE Financing is sufficient to fund both our cash needs for the execution of our business strategy for the next 9 months, including (1) investing in research and developments activities, including completion and commercialization of our wearables, smart phone and point-of-care technologies, (2) investing in backend processing, intellectual property protection, quality control and process, (3) expanding sales and marketing activities, and (4) pursuing strategic partnerships. However, our anticipated cash needs could vary materially and negatively as a result of a number of factors, including:
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

Historical Cash flows
For the Years Ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020
(in thousands)
Net cash used in operating activities	$(126,001)	$(48,354)
Net cash used in investing activities	(52,842)	(6,656)
Net cash provided by financing activities	196,401	53,334
Net increase (decrease) in cash and cash equivalents	$17,558	$(1,676)
Cash Flows from Operating Activities
During the year ended December 31, 2021, net cash used in operating activities was $126.0 million, primarily consisting of net losses of $168.0 million, adjusted by non-cash depreciation and amortization of $4.6 million, bad debt expense and allowance for doubtful accounts of $0.8 million, stock-based compensation of $12.0 million, equity-method investment loss of $0.3 million, and changes in fair value of debt instruments and warrants of $59.9 million and $(10.8) million, respectively. Changes in assets and liabilities for the year ended December 31, 2021 included the following: decreases in accounts receivable, offset by increases in other receivables, trade payables and accrued expenses.
During the year ended December 31, 2020, net cash used in operating activities was $48.4 million, primarily consisting of net losses of $80.3 million, adjusted by non-cash depreciation and amortization of $2.8 million, stock-based compensation of $8.0 million, equity-method investment loss of $1.3 million, and change in fair value of debt instruments of $20.2 million. Changes in assets and liabilities for the year ended December 31, 2020 included the following: increases in other receivables and accrued expenses offset by decreases in accounts receivable, other current assets, and trade payables.
Cash Flows from Investing Activities
Net cash used in investing activities was $52.8 million for the year ended December 31, 2021, primarily related to the purchase and the sale of marketable securities of $54.7 million and $10.0 million, respectively, and also from the purchases of property and equipment to be used in the ordinary course of business. Net cash used in investing activities was $6.7 million for the year ended December 31, 2020, primarily related to the investment in our HRT of $5.0 million and the remaining 1.4 million was related to purchases of property and equipment to be used in the ordinary course of business.
Cash Flows from Financing Activities
Net cash provided by financing activities was $196.4 million for the year ended December 31, 2021, primarily related to the proceeds received from the Business Combination and convertible loan notes. Net cash provided by financing activities was $53.3 million for the year ended December 31, 2020, primarily consisting of proceeds received for convertible loan notes and Paycheck Protection Program.
Contractual Obligations and Commitments
Purchase obligations include commitments to third-party suppliers for various research and development activities. As of December 31, 2021 and December 31, 2020, we had $13.6 million and $3.0 million, respectively in contractual obligations for which we have not yet received services.
Off-Balance Sheet Arrangements
Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements
Please refer to Note 1 - Description of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification, and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
See Note 1 - Description of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of our significant accounting policies and the effect on our financial statements.
Revenue Recognition
We generate revenue principally from development services, which entails developing customer-specific designs of photonics chipsets. Our contracts with customers include specific achievement milestones and a substantive acceptance criteria for each milestone. In the event a milestone is achieved and the customer provides acceptance, the Company allocates the contract consideration related to the performance obligations that are satisfied during the period and recognizes the revenue at that point in time.
Stock-based Compensation
We recognize the cost of stock-based awards granted to our employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We have elected to recognize the effect of forfeitures in the period they occur. We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

•Expected Term—This is the period that the awards that have been granted are expected to remain unexercised. The Company employs the average period the awards are expected to remain outstanding;
•Volatility—Our stock was not publicly traded prior to August 11, 2021. The volatility used in stock grants made prior to that date was based on a benchmark of comparable companies within the silicon photonics industries;
•Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award; and
•Dividend Yield—The dividend rate used is zero as we have never paid any cash dividends on our ordinary shares and do not anticipate doing so in the foreseeable future.
Following the Business Combination, the fair value of our ordinary shares is now determined based on the quoted market price. Prior to the Business Combination, our management and board of directors considered various objectives and subjective factors to determine the fair value of Legacy's Rockley ordinary shares as of each grant date, including the value determined by a third-party valuation firm. These factors included, among other things, financial performance, capital structure, forecasted operating results and market performance analyses of similar companies in our industry.

Warrants
We classify the Private Placement Warrants as long-term liability on our consolidated balance sheet as of December 31, 2021. The Private Placement Warrants were traded on the NYSE prior to their redemption and recorded at fair value using a Black-Scholes option-pricing model. The Private Placement Warrants are re-measured to fair value at each subsequent reporting date. We will continue to adjust the liability for changes in fair value for the Private Placement Warrants until the warrants are exercised, redeemed or cancelled and present the changes in fair value in the consolidated statement of operations at each reporting period.
We classify the Public Warrants as equity and present within Additional Paid-In Capital on our consolidated balance sheet as of December 31, 2021. Although an event such as a qualifying cash tender offer could occur outside of the company’s control that would require net cash settlement, equity classification for the Public Warrants is not precluded per ASC 815-40-25. The Public Warrants were initially recorded using the closing stock price as of the measurement date, with no subsequent measurement.
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
Item 7A.Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide this item.

Item 8.Financial Statements and Supplementary Data
ROCKLEY PHOTONICS HOLDINGS LIMITED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rockley Photonics Holdings Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rockley Photonics Holdings Limited (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations since inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
San Jose, California
March 10, 2022

ROCKLEY PHOTONICS HOLDINGS LIMITED
Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$36,786	$19,228
Short-term investments, at fair value	26,965	—
Accounts receivable, net of allowance of $302 and $0	1,359	4,925
Other receivables, net of allowance of $141 and $0	47,462	18,024
Prepaid expenses	6,795	1,605
Other current assets	7	609
Total current assets	119,374	44,391
Long-term investments, at fair value	17,659	—
Property, equipment, net	10,187	6,182
Equity method investment	4,879	5,202
Intangible assets	3,048	3,048
Other non-current assets	7,683	1,607
Total assets	$162,830	$60,430

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Trade payables	$6,882	$4,413
Accrued expenses	17,360	10,395
Debt, current portion	26,312	—
Other current liabilities	1,238	998
Total current liabilities	51,792	15,806
Long-term debt, net of current portion	—	74,804
Warrant liabilities	3,477	—
Other long-term liabilities	3,743	1,127
Total liabilities	59,012	91,737

Commitments and contingencies (Note 15)

Shareholders’ equity (deficit)
Ordinary shares, $0.000004 par value; 12,417,500,000 and 139,033,366 authorized as of December 31, 2021 and December 31, 2020; 127,860,639 and 83,539,382 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	504,714	201,576
Accumulated deficit	(400,896)	(232,883)
Total shareholders’ equity (deficit)	103,818	(31,307)
Total liabilities and shareholders’ equity (deficit)	$162,830	$60,430
See accompanying notes to consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Revenue	$8,213	$22,343
Cost of revenue	11,416	24,240
Gross profit	(3,203)	(1,897)
Operating expenses:
Selling, general, and administrative expenses	39,976	20,260
Research and development expenses	72,573	35,900
Total operating expenses	112,549	56,160
Loss from operations	(115,752)	(58,057)
Other income (expense):
Forgiveness of PPP loan	2,860	—
Interest expense, net	(4,781)	(189)
Equity method investment loss	(703)	(1,274)
Change in fair value of debt instruments	(59,916)	(20,163)
Change in fair value of warrant liabilities	10,827	—
Gain (loss) on foreign currency	119	(25)
Total other income (expense)	(51,594)	(21,651)
Loss before income taxes	(167,346)	(79,708)
Provision for income tax	667	569
Net loss and comprehensive loss	$(168,013)	$(80,277)

Net loss per share:
Basic and diluted	$(1.66)	$(0.96)

Weighted-average shares outstanding:
Basic and diluted	100,917,939	83,457,400
See accompanying notes to consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands, except share amounts)

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2019	82,792,725	$188,865	$(152,606)	$36,259
Net loss	—	—	(80,277)	(80,277)
Exercise of stock options	19,404	42	—	42
Exercise of warrants	13,716	7	—	7
Issuance of warrants	—	360	—	360
Stock-based compensation	—	8,043	—	8,043
Ordinary share issuance for acquisition of in-process research and development	347,389	2,298	—	2,298
Ordinary share issuance, net of issuance costs	366,148	1,961	—	1,961
Balance, December 31, 2020	83,539,382	$201,576	$(232,883)	$(31,307)
Net loss	—	—	(168,013)	(168,013)
Exercise of stock options	1,557,218	932	—	932
Exercise of warrants	4,115,118	379	—	379
Issuance of warrants	—	263	—	263
Conversion of convertible notes to ordinary shares	15,896,210	181,404	—	181,404
Equity consideration issued to SC Health	1,777,031	17,966	—	17,966
Equity consideration issued to PIPE	10,000,000	100,000	—	100,000
Equity consideration issued to SC Health Sponsor	10,562,500	50,000	—	50,000
Vesting of restricted stock units	24,668	—	—	—
Stock-based compensation	—	12,013	—	12,013
Transaction costs	—	(45,515)	—	(45,515)
Private warrants	—	(14,304)	—	(14,304)
Ordinary share issuance, net of issuance costs	388,512	—	—	—
Balance, December 31, 2021	127,860,639	$504,714	$(400,896)	$103,818
See accompanying notes to consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(168,013)	$(80,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,640	2,787
Gain on disposal of property and equipment	—	(107)
Bad debt expense and allowance for doubtful accounts	820	—
Accretion of marketable securities to redemption value	(122)	—
Stock-based compensation	12,013	8,043
Change in equity-method investment	323	1,274
Change in fair value of debt instrument	59,916	20,163
Change in fair value of warrant liabilities	(10,827)	—
Forgiveness of Paycheck Protection Program loan	(2,860)	—
Changes in operating assets and liabilities:
Accounts receivable	2,887	1,458
Other receivables	(29,579)	(2,074)
Prepaid expenses and other current assets	(4,868)	1,307
Other non-current assets	(5,795)	604
Trade payables	1,663	(3,126)
Accrued expenses	10,946	3,537
Other current and long-term liabilities	2,855	(1,943)
Net cash used in operating activities	(126,001)	(48,354)
Cash flows from investing activities:
Purchase of property and equipment	(7,840)	(1,416)
Purchase of marketable securities	(54,688)	—
Proceeds from sale of marketable securities	10,000	—
Proceeds from maturity of marketable securities	186	—
Payment for asset acquisition	(500)	(250)
Investment in equity method investee	—	(4,990)
Net cash used in investing activities	(52,842)	(6,656)
Cash flows from financing activities:
Proceeds from convertible loan notes	76,723	51,781
Principal payments on long-term debt	(5,000)	(1,952)
Proceeds from issuance of ordinary shares	167,966	1,961
Proceeds from Paycheck Protection Program loan	—	2,860
Proceeds from exercise of options	932	42
Proceeds from the exercise of warrants	379	7
Proceeds from issuance of warrants	263	360
Debt issuance costs incurred	(383)	(494)
Transaction costs	(44,479)	—
Principal payments on finance lease	—	(1,231)
Net cash provided by financing activities	196,401	53,334
Net increase (decrease) in cash and cash equivalents	17,558	(1,676)
Cash and cash equivalents:
Beginning of period	19,228	20,904
End of period	$36,786	$19,228
See accompanying notes to consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Consolidated Financial Statements
1.Description of Business and Significant Accounting Policies
Description of Business
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
On August 11, 2021, Rockley Photonics Limited ("Legacy Rockley") completed a business combination (the "Business Combination") with SC Health Corporation, a special purpose acquisition company ("SC Health"), with Rockley Photonics Holdings Limited and its subsidiaries surviving the merger. Upon the consummation of the Business Combination, the Company became a publicly traded company listed on the New York Stock Exchange ("NYSE") under the symbol "RKLY". For additional information on the Business Combination, please refer to Note 2, Business Combination, to these consolidated financial statements. Unless the context otherwise requires, references in these notes to "Rockley", the "Company", "we", "us", or "our" and any related terms are intended to mean the post-Business Combination consolidated company, Rockley Photonics Holdings Limited, while "Legacy Rockley" and "SC Health" refers to the entities prior to the Business Combination.
Going Concern
The Company has incurred net losses since inception, has an accumulated deficit of $400.9 million as of December 31, 2021 and negative cash flow from operations of $126.0 million for the year ended December 31, 2021 and expects to incur losses from operations for the foreseeable future. As of December 31, 2021, the Company had cash, cash equivalents and investments of approximately $81.4 million. The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to obtain additional financing. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
The Company's future liquidity needs, and ability to address those needs, will largely be determined by its ability to obtain additional financing on terms acceptable to us. The Company will continue to seek additional capital through the sale of debt or equity, or other arrangements, however, there can be no assurance that we will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders. If the Company raises funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to the holders of ordinary shares. Issued debt securities may contain covenants that limit the Company's ability to pay dividends or make other distributions to shareholders. If we are unable to obtain additional financing, operations may be scaled back or discontinued.
Global Pandemic
The COVID-19 global pandemic has prompted extraordinary measures by governments and businesses to control the spread of COVID-19 in most or all regions throughout the world. These actions have included travel bans, quarantines, and similar mandates for individuals to substantially restrict normal activities and for businesses to curtail normal operations.
The COVID–19 pandemic has adversely impacted our operational efficiency and caused delays in operational activities. During the year ended December 31, 2021,we continued to take cautious steps to protect our workforce, support community efforts, and follow local government guidelines. Certain key laboratory employees and facilities have continued internal testing and laboratory work to the extent necessary to service customer commitments. The remaining non-essential workforce were recommended to continue performing their duties from home. The ongoing impact will depend on the duration of the pandemic which is being mitigated by the vaccination of the general population and gradual easing of restrictions.

Basis of Presentation and Preparation
The accompanying consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the periods presented. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. SEC. All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation.
We accounted for the Business Combination as a forward recapitalization in accordance with GAAP (the "Forward Recapitalization"). Under this method of accounting, SC Health was treated as the acquired company and Legacy Rockley was deemed to be the accounting acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Forward Recapitalization was treated as the equivalent of Legacy Rockley issuing stock for the net assets of SC Health, accompanied by a recapitalization. The net assets of SC Health are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Forward Recapitalization are those of Legacy Rockley. The consolidated financial statements of the combined company post-Forward Recapitalization represents the combined results of Rockley and SC Health beginning August 11, 2021, the date the Business Combination was consummated. The shares, corresponding capital amounts and earnings per share available for shareholders of Legacy Rockley, prior to the Business Combination, converted into the right to receive 2.4835 shares (the "Exchange Ratio") of ordinary shares, par value $0.000004 (the "ordinary shares"). The recapitalization of the number of ordinary shares attributable to Legacy Rockley is reflected retroactively as shares reflecting the Exchange Ratio to the earliest period presented and is utilized for calculating earnings per share in all prior periods presented.
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; valuation of intangibles; product warranties; employee compensation and benefit accruals; stock-based compensation; loss contingencies; income taxes; fair value measurements; and warrant liabilities. Actual results could differ materially from those estimates. Management’s estimates include, as applicable, the anticipated impacts of the COVID-19 pandemic.
Cash and Cash Equivalents
Cash and cash equivalents include short-term, highly liquid investments with an original maturity of three months or less at the time of purchase.
Accounts Receivable
Accounts receivable is recorded at the invoiced amount and do not bear interest. We assess the need for an allowance for doubtful accounts based upon an analysis of past credit history and the current financial condition of its customers, as well as the consideration of expected trends based upon characteristics of the accounts and general economic conditions. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Equity Method Investments
Equity method investments are all entities over which we have significant influence but not control or joint control. Under the equity method of accounting, the investments are initially recognized at cost and adjusted thereafter to recognize the Company’s share of the post-acquisition profits or losses of the investee in the consolidated statement of operations and comprehensive loss. Earnings and losses of equity method investments are based on the most recently available financial statements of the investee. Basis differences between the cost of an equity method investment and the underlying equity in the long-lived assets are amortized over the estimated economic useful life of the underlying long-lived asset. We periodically review our equity method investments for impairment and record a reduction in the carrying value, if and when necessary. To date, no such impairment losses have been recorded.

Available-for-Sale Investments
The investments in debt securities are classified as available-for-sale investments. Debt securities primarily consist of corporate bonds, commercial paper and U.S. Treasury debt securities. These investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of debt securities sold. These investments are recorded in the consolidated balance sheets at fair value.
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
Property and Equipment, Net
Property and equipment are recorded at cost and presented net of accumulated depreciation and amortization. Significant additions or improvements extending the useful life of an asset are capitalized, while repairs and maintenance costs are expensed as incurred. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the useful life of the assets. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.

Computer equipment	3 years
Lab equipment	3 years
Furnitures and fixtures	4 years
Leasehold improvements	Shorter of the lease term and the useful life
Impairment of Long-Lived Assets
We evaluate our long-lived assets, such as property and equipment, and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets or asset group may not be recoverable. Recoverability of these assets or asset groups is measured by comparing their carrying value to the future net undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets or asset groups are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value.
The Company tests other intangible assets not subject to amortization for impairment annually and more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that the asset is impaired.
For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash inflows which are largely independent of the cash inflows from other assets or groups of assets. To date, no such impairment losses have been recorded.

Revenue Recognition
We generate our revenue principally from development services, which entails developing the customer-specific designs of photonics chips. Revenue is recognized when control of promised goods and services are transferred to customers in an amount that reflects the expected consideration in exchange for those products and services. This principle is achieved by applying the following five-step approach:
•Identification of the contract with a customer—A contract with a customer exists when we enter into an enforceable contract with a customer that defines each party’s rights and obligations regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, the contract has commercial substance, and we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We consider the terms and conditions of the contracts and customary business practices in identifying contracts under Topic 606 Revenue from Contracts with Customers. Our contracts with a customer generally consist of a development services contract against which statements of work (“SOW”) are issued. Each SOW contains one or more agreed-upon projects. We consider the arrangement to be the development services contract combined with the SOW. While the typical duration of a development services contract is multiple years, we generally expect the duration of agreed-upon projects to be six months or less. Generally, our customers have the right to cancel their contracts at any time.
•Identification of the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. The individual components of the development services are generally capable of being distinct but not distinct in the context of the contract unless all the goods and services within a certain agreed-upon project of the contract are completed. Generally, the deliverables associated with each agreed-upon project, when combined, are considered a distinct performance obligation.
•Determination of the transaction price—The transaction price is determined based on the consideration to which we are entitled in exchange for transferring goods or services to the customer. Our contracts generally do not contain a significant amount of variable consideration as the price of our services are generally fixed at the inception of the agreed-upon project. The Company excludes sales taxes and other taxes from the measurement of transaction price. None of the contracts contain a significant financing component.
•Allocation of the transaction price to the performance obligations in the contract—Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The Company prices each agreed-upon project with an SOW at SSP based on the expected cost plus a margin approach.
•Recognition of revenue when or as performance obligations are satisfied—We satisfy performance obligations at a point in time for the development services since the customers do not simultaneously receive and consume the benefits, we do not create or enhance an asset that the customer controls, and we do not have an enforceable right to payment for the performance completed to date. The contracts also contain substantive acceptance terms for each agreed-upon project. Revenue is recognized at the time the related performance obligation is satisfied through the transfer of control of a promised good or service to a customer, which is upon achievement of the agreed-upon project and acceptance by the customer.
Contract balances—The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded when the right to consideration is unconditional. We generally have the right to invoice the customer upon acceptance of the agreed-upon project. The payment terms on invoiced amounts are typically 30-45 days, and such amounts are nonrefundable. In situations where revenue recognition occurs before invoicing, an unbilled receivable is recorded, which represents a contract asset. Deferred revenue is recognized if we have an unconditional right to bill or have collected consideration in advance of the right to recognize revenue. There have been no contract balances recorded to date.
Costs to obtain and fulfill a contract—Incremental costs incurred to obtain a contract with a customer are required to be capitalized and amortized over the period in which the goods and services to which the asset relates are transferred to the customer. We have not incurred any incremental costs in connection with obtaining the revenue contracts. We recognize an asset from the costs to fulfill a contract only if, the costs relate directly to a contract or an anticipated contract, the costs generate or enhance resources of the Company that will be used in satisfying a performance obligation in the future, and the costs are expected to be recovered. These costs have been insignificant to date.
Foreign Currency Transactions
The Company’s reporting currency is the U.S. dollar and the functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in earnings.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in realized and unrealized losses/(gains) on foreign currency in the accompanying consolidated statements of operations and comprehensive loss.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company determined that it has one operating and reportable segment.
Concentration of Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, available-for-sale investments, accounts receivable and revenue. We maintain cash balances at financial institutions that management believes are high-credit, quality financial institutions, where deposits, at times, exceed the Federal Deposit Insurance Corporation limits.
Net Loss Per Share
Basic earnings per share is calculated using our weighted-average outstanding ordinary shares. Diluted earnings per share is calculated using our weighted-average outstanding ordinary shares including the dilutive effect of outstanding equity instruments as determined under the treasury stock method. For periods in which we report net losses, diluted net loss per ordinary share attributable to ordinary stockholders is the same as basic net loss per ordinary share attributable to ordinary stockholders, because all potentially dilutive ordinary shares are anti-dilutive.
Stock-Based Compensation
We recognize all stock-based awards to employees and directors as stock-based compensation expense based upon their fair values on the date of grant. Compensation expense is generally recognized as expense on a straight-line basis over the service period based on the vesting requirements. We recognize forfeitures as they occur. We estimate the fair value of stock options granted to employees using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the fair value of ordinary shares, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. The grant-date fair value of restricted stock is calculated based on the fair value of the underlying ordinary shares .
We measure nonemployee awards at their fair value on the adoption date of ASU No. 2018-07. Following the adoption of ASU No. 2018-07 on January 1, 2018, the accounting for nonemployee awards is consistent with the accounting for employee stock-based compensation as described above.
We granted options and restricted stock units which vest on the satisfaction of a service-based condition.
Warrants
We determine the accounting classification of warrants, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock. Under ASC 480,

warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet the liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the company also assesses whether the warrants are indexed to the Company’s ordinary shares and whether the warrants are classified as equity under ASC 815-40 or other U.S. GAAP. After all such assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations and comprehensive loss. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.
Leases
Our lease portfolio is comprised of two major classes: real estate leases, which are the majority of our leased assets, are accounted for as operating leases and a manufacturing equipment lease accounted for as a finance lease on the consolidated balance sheet.
We classify leases as either operating or financing. We determine if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all the economic benefits from and have the ability to direct the use of the asset. Operating lease assets are included under other non-current assets and operating lease liabilities under other current and long-term liabilities, respectively in the consolidated balance sheets. We recognize lease expense for operating leases on a straight-line basis over the term of the lease. Finance lease asset is included under property, equipment, and finance lease right-of-use assets, net and finance lease liabilities, current portion under other current liabilities in the consolidated balance sheets. Finance ROU assets are amortized on a straight-line basis over their estimated useful lives.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments is used. The operating lease ROU asset includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally combined.
We elected, as an accounting policy for leases of real estate, to account for lease and non-lease components in a contract as a single lease component. In addition, the recognition requirements are not applied to leases with a term of twelve months or less. Rather, the lease payments for short-term leases are recognized on the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.
Variable payments, such as common area charges, maintenance, insurance and taxes, are primarily based on the amount of space occupied. These payments in the Company’s leases are not dependent on an index or a rate and are excluded from the measurement of the lease liabilities and recognized in the consolidated statements of operations and comprehensive loss in the period in which the obligation for those payments is incurred. The Company remeasures lease payments when the contingency underlying such variable payments is resolved such that some or all of the remaining payments become fixed.
Cost of Revenue
Our cost of revenue consists of costs related to the Company’s development services which includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance, overhead and occupancy costs.

Research and Development Expenses (R&D)
Research and development expense consists primarily of personnel costs for engineers and third parties engaged in the design and development of products, software and technologies, including salary, bonus and share-based compensation expense, project material costs, services and depreciation. The Company expenses research and development costs as they are incurred.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of human capital related expenses for employees involved in general corporate functions, including executive management and administration, accounting, finance, tax, legal, information technology, marketing, and human resources; depreciation expense and rent relating to facilities; travel costs; professional fees; and other general corporate costs. Human capital expenses primarily include salaries, benefits, bonuses and stock-based compensation. As we continue to grow as a company, we expect that our selling, general and administrative costs will increase on an absolute dollar basis.
Income Taxes
Deferred income taxes are provided on a liability method, whereby deferred income tax assets are recognized for deductible temporary differences, operating losses, and tax loss carryforwards, and deferred income tax liabilities are recognized for taxable temporary differences. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets are reduced by a valuation allowance when, considering all sources of taxable income, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
The Company recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The income tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, and are meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The Company adopted this guidance on January 1, 2021. The adoption of the guidance did not have a material impact on the consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Adopted
In May 2021, the FASB issued ASU 2021-04, Modification of Equity Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options such as warrants that remain equity classified after modification or exchange based on consideration of the economic substance of the modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-04, it does not expect ASU 2021-04 to have a material effect on its consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance. This amendment in ASU 2021-10 aims to increase transparency about government assistance transactions that are not in the scope of other GAAP guidance. The ASU requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is in the process of assessing the impacts of ASU 2021-10 on its consolidated financial statements.
2. Business Combination
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
Pursuant to the Business Combination Agreement, each of the following transactions occurred in the following order: (i) pursuant to a scheme of arrangement approved by the UK courts (the “Scheme”), on August 9, 2021, all of Legacy Rockley’s ordinary shares, including shares issued immediately prior to the Scheme becoming effective as a result of the conversion of then-outstanding convertible loan notes and the exercise of warrants, were transferred by Rockley shareholders in exchange for an equivalent number of shares in the Company; (ii) the holders of options over shares in Legacy Rockley rolled over their options into new options to purchase shares in the Company; (iii) warrants to purchase shares in Legacy Rockley (other than one warrant instrument that by its terms was replicated at the Company) not exercised for shares in Legacy Rockley prior to the effectiveness of the Scheme described above were cancelled, such that immediately following the Scheme, Legacy Rockley became a direct wholly-owned subsidiary of the Company; (iv) the Company subsequently completed a stock-split to prepare its share capital for Merger Sub’s merger into SC Health; (v) certain accredited investors (including entities affiliated with the SC Health Sponsor) purchased an aggregate of 15 million ordinary shares for a purchase price of $10.00 per share, or an aggregate purchase price of $150.0 million; (vi) on August 11, 2021, Merger Sub was merged with and into SC Health, with SC Health surviving the merger and becoming a direct wholly-owned subsidiary of the Company; and (vii) the ordinary shares and warrants in SC Health were exchanged for ordinary shares and warrants in the Company.
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

As a result of the Business Combination, the Company incurred equity issuance costs and other costs considered direct and incremental to the transaction, totaling $45.5 million and consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the consolidated balance sheet as of December 31, 2021.
Summary of Net Proceeds
The following table reconciles the elements of the net proceeds from the Business Combination as of December 31, 2021 (in thousands):

Recapitalization
Cash inflow from SC Health's trust account, net of redemptions	$17,966
Cash inflow from PIPE	100,000
Cash inflow from SC Health Sponsor	50,000
Less: Transaction Costs	(45,515)
Net cash received from the Business Combination	$122,451
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
1 The Company issued 319,000 ordinary shares at a value of $10.0 per share to Cowen and Company LLC ("Cowen") and BCW Securities LLC in lieu of cash payment for a portion of the fees payable $3.2 million to Cowen as part of the transaction costs.
3.Segment, Geographic, and Significant Customer Information
The following table presents our revenue disaggregated by primary geographical market where revenues are attributable to the region in which the billing address of the customer is located (in thousands):

	December 31,
	2021	2020
United States	$6,778	$17,037
Rest of World	1,435	5,306
Total revenue	$8,213	$22,343
The following tables summarize our most significant customers as of and for the years ended December 31, 2021 and 2020:

	Revenue		Accounts receivable
	December 31,		December 31,
	2021	2020	2021	2020
Customer A	82%	76%	72%	33%
Customer B	4%	24%	—%	67%

The following table presents property, equipment and intangible assets held in the U.S. and internationally in various foreign subsidiaries as of December 31, 2021 and 2020:

	December 31,
	2021	2020
United States	$8,442	$6,390
Rest of World	3,031	708
Total property, equipment and intangible assets	$11,473	$7,098
4.Equity Method Investment
As of December 31, 2021 and 2020, we held an investment in Hengtong Rockley Technology Co., Ltd (“HRT”) and we appointed two of the HRT's five board members. HRT manufactures and sells optical fiber transceivers based on silicon photonics chipsets. HRT has share capital consisting solely of ordinary shares. We hold 24.9% of HRT’s ordinary shares, and the same proportion of its voting rights. We consider HRT to be a variable interest entity upon which the Company does exercise significant influence. However, considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions, the Company concluded it does not control the investment. Accordingly, the investment in HRT is accounted for under the equity method. We elected to use a three-month lag to record our share of HRT’s results. See Note 13, Related Party Transactions for details of the Company’s transactions with HRT.
The following table summarizes our investment in HRT for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance at the beginning of the year	$5,202	$1,486
Investment in HRT	—	4,990
Remeasurement gain on HRT	380	—
Share of loss of HRT	(703)	(1,274)
Balance at the end of the year	$4,879	$5,202
Our maximum exposure to loss as a result of our involvement with HRT is limited to the balance of our investment.
5.Fair Value Measurements
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

Investments
The following is a summary of our investments at their cost or amortized cost for the years ended December 31, 2021 and 2020 (in thousands):

	As of
	December 31, 2021	December 31, 2020
Corporate bonds and commercial paper	$20,042	$—
U.S. Treasury securities	24,587	—
Total investments	$44,629	$—
The fair value of our investments approximates their cost or amortized cost for both periods presented.
The following table presents the contractual maturities of our debt investments as of December 31, 2021 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$26,945	$26,961
Due after one year through five years	17,684	17,663
	$44,629	$44,624
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Fair Value of Financial Instruments
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents	$36,786	$36,786	$—
Corporate bonds and commercial paper	20,037	—	20,037
U.S. Treasury securities	24,587	24,587	—
Total cash, cash equivalents and investments	$81,410	$61,373	$20,037

	December 31, 2020
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents	$19,228	$19,228	$—
Total cash and cash equivalents	$19,228	$19,228	$—
The financial liabilities subject to fair value measurement on a recurring basis, were as follows (in thousands):

	As of
	December 31, 2021	December 31, 2020
Financial Liabilities
3.00% – 2020 Convertible Notes	$—	$32,106
8.00% – 2020 Convertible Notes	—	14,789
2020 Term Facility Loan	—	25,049
Private Placement Warrants	3,477	—
Total financial liabilities	$3,477	$71,944

As of December 31, 2021, there was no fair value associated with the convertible debt instruments due to the conversion of the debt securities into the Company's ordinary shares in connection with the Business Combination. The estimated fair value of the debt securities prior to their conversion into the Company's ordinary shares was $208.6 million. The estimated fair value of the convertible securities on the Closing Date was calculated as the product of (i) the number of conversion shares at the Closing Date and (ii) the marketable value per ordinary share at the Closing Date. Changes in the fair value of debt that is accounted for at fair value are presented as gains or losses in the consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments.
3.00% – 2020 Convertible Notes
On March 9, 2020, Legacy Rockley issued $21.3 million of the 3.00% Convertible Notes and elected the fair value option of accounting for this debt instrument (see Note 7, Debt for details). In connection with the closing of the Business Combination on August 11, 2021, the outstanding principal and interest of the 3.00% Convertible Notes Due 2025 were cancelled and converted into the right to receive ordinary shares of the Company, resulting in $0.0 million outstanding balance on the 3.00% Convertible Notes at December 31, 2021.
For the year ended December 31, 2021 and 2020, we recorded a loss of $6.0 million and $10.8 million, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 3.00% Convertible Notes, as follows (in thousands):

Fair value at March 9, 2020	$21,281
Plus: Loss from change in fair value	10,825
Fair value at December 31, 2020	32,106
Plus: Loss from change in fair value	5,986
Less: Fair value adjustment extinguished upon conversion of debt	(38,092)
Fair value at December 31, 2021	$—
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
8.00% – 2020 Convertible Notes
On February 19, 2020, Legacy Rockley issued $8.0 million of 8.00% Convertible Notes and elected the fair value option of accounting for this debt instrument (see Note 7, Debt for details). In connection with the closing of the Business Combination on August 11, 2021, the outstanding principal, interest and warrants of the 8.00% Convertible Notes were cancelled and converted into the right to receive ordinary shares of the Company, resulting in $0.0 million outstanding balance on the 8.00% Convertible Notes at December 31, 2021.
For the years ended December 31, 2021 and 2020, we recorded a loss of $16.1 million and $4.4 million, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 8.00% Convertible Notes, as follows (in thousands):

Fair value at February 19, 2020	$10,415
Plus: Loss from change in fair value	4,374
Fair value at December 31, 2020	14,789
Plus: Loss from change in fair value	16,108
Less: Fair value adjustment extinguished upon conversion of debt	(30,897)
Fair value at December 31, 2021	$—

A binomial lattice model was used to determine the fair value of the 8.00% Convertible Notes Due 2025 based on assumptions as to when the notes would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) upon IPO/Sale/Merger/SPAC or maturity, the convertible notes may be converted to ordinary shares or put at 125.0% of principal and accrued interest; and (ii) upon financing event, the convertible notes may be converted to ordinary shares. The remeasurement of the fair value of the debt instrument was recorded as a gain or loss in the statements of operations and comprehensive loss for each reporting period.
2020 Term Facility Loan
On September 29, 2020, Legacy Rockley issued $35.0 million of convertible notes and at inception elected the fair value option of accounting for this debt instrument (see Note 7, Debt for details). In connection with the closing of the Business Combination on August 11, 2021, thirty percent (30%) of the outstanding principal and interest balance of the 2020 Term Facility Loan were cancelled and converted into the right to receive ordinary shares of the Company and seventy percent (70%) of the outstanding principal and interest balance is required to be repaid in full on or prior to August 31, 2022. At December 31, 2021, the remaining contractual outstanding principal and interest on the 2020 Term Facility Loan was $32.3 million.
For the years ended December 31, 2021 and 2020, we recorded a loss of $15.1 million and $1.7 million, respectively from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 2020 Term Facility Loans, as follows (in thousands):

Fair value at September 29, 2020	$23,320
Plus: Loss from change in fair value	1,729
Fair value at December 31, 2020	25,049
Plus: Loss from change in fair value	15,134
Less: Fair value adjustment extinguished upon conversion of debt	(13,003)
Fair value at August 11, 2021	$27,180
At August 11, 2021, the fair value of the 2020 Term Facility Loan was $27.2 million. The interest expense is subsequently accreted to statements of operations and comprehensive loss using the effective interest rate method over the term of the loan. See Note 7, Debt for information regarding the subsequent accounting for the 2020 Term Facility Loan.
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
5.00% – $50.0 Million Convertible Notes
On January 11, 2021, Legacy Rockley issued $50.0 million of the 5.00% – $50.0 Million Convertible Notes (the "5.00% – $50.0 Million Convertible Notes") and at inception elected the fair value option of accounting for this debt instrument (see Note 7, Debt for details). In connection with the closing of the Business Combination, the outstanding principal and interest of the 5.00% – $50.0 Million Convertible Notes were cancelled and converted into the right to receive ordinary shares of the Company, resulting in $0.00 million outstanding balance on the 5.00% – $50.0 Million Convertible Notes at December 31, 2021.
For the year ended December 31, 2021, we recorded a loss of $2.3 million, from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 5.00% – $50.0 Million Convertible Notes, as follows (in thousands):

Fair value at January 11, 2021	$10,274
Plus: Loss from change in fair value	2,310
Less: Fair value adjustment extinguished upon conversion of debt	(12,584)
Fair value at December 31, 2021	$—
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
5.00% – $25.0 Million Convertible Notes
On December 31, 2020, Legacy Rockley issued $25.0 million of the 5.00% – $25.0 Million Convertible Notes and at inception elected the fair value option of accounting for this debt instrument (see Note 7, Debt for details). In connection with the closing of the Business Combination, the outstanding principal, interest and warrants of the 5.00% – $25.0 Million Convertible Notes were cancelled and converted into the right to receive ordinary shares of the Company, resulting in $0.0 million outstanding balance on the 5.00% – $25.0 Million Convertible Notes at December 31, 2021.
For the year ended December 31, 2021, we recorded an adjustment of $5.0 million from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 5.00% – $25.0 Million Convertible Notes, as follows (in thousands):

Fair value at December 31, 2020	$37,592
Plus: Loss from change in fair value	4,977
Less: Fair value adjustment extinguished upon conversion of debt	(42,569)
Fair value at December 31, 2021	$—
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
5.00% – $30.0 Million Convertible Notes
On January 11, 2021, Legacy Rockley issued $30.0 million of the 5.00% Convertible Notes and at inception elected the fair value option of accounting for this debt instrument (see Note 7, Debt for details). In connection with the closing of the Business Combination, the outstanding principal and interest of the 5.00% – $30.0 Million Convertible Notes were cancelled and converted into the right to receive ordinary shares of the Company, resulting in $0.0 million outstanding balance on the 5.00% – $30.0 Million Convertible Notes at December 31, 2021.
For the year ended December 31, 2021, we recorded an adjustment of $5.9 million from a change in fair value of debt in connection with the subsequent fair value remeasurement of the 5.00% – $30.0 Million Convertible Notes, as follows (in thousands):

Fair value at January 11, 2021	$38,403
Plus: Loss from change in fair value	5,855
Less: Fair value adjustment extinguished upon conversion of debt	(44,258)
Fair value at December 31, 2021	$—
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

At December 31, 2021 and 2020, the carrying value of certain financial instruments, such as cash, accounts receivable, other receivable, prepaid expenses and other current assets, trade payable and other current accrued liabilities, approximate fair value due to their relatively short maturities and low market interest rates, if applicable.
Private Placement Warrants
The Private Placement Warrants are accounted for as liabilities in accordance with the FASB's Accounting Standards Codification ("ASC") 815-40 and are presented within the Warrants Liabilities on the consolidated balance sheet. The warrant liabilities were measured at fair value at inception and are measured on a recurring basis, with changes in fair value presented within change in fair value of warrants liabilities in the consolidated statement of operations and comprehensive loss.
The Private Placement Warrants are measured at fair value on a recurring basis. The measurement of the warrants as of December 31, 2021 was $3.5 million. The Company has classified the Private Placement Warrants as a liability due to certain settlement terms and provisions related to certain tender offers and indexation characteristics following the Business Combination and has accounted for them as liability instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Company has determined that the Private Placement Warrants are classified within Level 3 of the fair value hierarchy as the fair value is estimated using the Modified Black Scholes Option Pricing Model.
The following table presents the changes in the fair value of the Private Placement Warrants (in thousands):

Initial measurement, August 11, 2021	$14,304
Mart-to-market adjustment	(10,827)
Warrant Liabilities balance, December 31, 2021	$3,477
6.Balance Sheet Components
Cash and cash equivalents
Our cash and cash equivalents balances were concentrated by location as follows:

	December 31,
	2021	2020
United Kingdom	97%	96%
United States	3%	3%
Other	—%	1%
Other receivables

	December 31,
	2021	2020
R&D tax credit receivable	$45,632	$17,412
Grants receivable	753	—
VAT receivable	1,073	607
Other receivable, net	4	5
Total other receivables	$47,462	$18,024

Property and equipment, net (in thousands):

	December 31,
	2021	2020
Computer equipment	$1,998	$1,218
Lab equipment	13,940	7,607
Motor vehicles	31	31
Furniture and fixtures	315	265
Leasehold improvements	1,230	704
Assets under construction	—	27
Total property and equipment	$17,514	$9,852
Less: accumulated depreciation	(9,088)	(5,802)
Total property and equipment, net	$8,426	$4,050

Total depreciation expense was $4.2 million and $2.3 million for the years ended December 31, 2021, and 2020, respectively.

Finance lease right-of-use assets, net (in thousands):

	December 31,
	2021	2020
Finance lease right-of-use assets	$2,966	$2,966
Less: accumulated amortization	(1,205)	(834)
Total finance lease right-of-use assets, net	$1,761	$2,132
Amortization expense was $0.4 million and $0.4 million for the years ended December 31, 2021, and 2020, respectively.
Intangible assets, net (in thousands):

	December 31,
	2021	2020
In-process research and development	$3,048	$3,048
Total intangible assets, net	$3,048	$3,048
The Company reviews its intangible assets for potential impairment whenever events or circumstances indicate that the carrying value of the intangible assets may not be recoverable. No impairment charges were recorded for the years ended December 31, 2021, and 2020, respectively.
Other non-current assets (in thousands):

	December 31,
	2021	2020
Capitalized transaction costs	$—	$121
Security deposits	280	—
Operating right of use assets	4,577	1,486
Prepaid asset, net of current portion	$2,826	$—
Total other non-current assets	$7,683	$1,607

Accrued expenses (in thousands):

	December 31,
	2021	2020
Accrued bonus	$7,546	$3,349
Accrued payroll and benefits	2,750	1,524
Accrued taxes	439	332
Accrued fabrication costs	3,110	2,321
Share appreciation rights	—	706
Accrued transaction costs	1,004	335
Other accrued expenses	2,511	1,828
Total accrued expenses	$17,360	$10,395

7.Debt
The following table summarizes information relating to our long-term debt, (in thousands):

	December 31, 2021
	Principal	Change in Fair Value	Conversion of Debt	Accreted Debt Interest	Principal Payments in Cash	Net
3.00% – 2020 Convertible Notes	$21,281	$16,811	(38,092)	—	—	$—
8.00% – 2020 Convertible Notes	8,000	22,897	(30,897)	—	—	—
2020 Term Facility Loan	33,949	6,234	(13,003)	4,132	(5,000)	26,312
5.00% – $50.0 Million Convertible Notes	10,274	2,310	(12,584)	—	—	—
5.00% – $25.0 Million Convertible Notes	25,000	17,569	(42,569)	—	—	—
5.00% – $30.0 Million Convertible Notes	30,000	14,258	(44,258)	—	—	—
Total Long-term debt	$128,504	$80,079	(181,403)	4,132	(5,000)	$26,312
Less: current portion of long-term debt						(26,312)
Long-term debt, net of current portion						$—

	December 31, 2020
	Principal	Change in Fair Value	Net
3.00% – 2020 Convertible Notes	$21,281	$10,825	$32,106
8.00% – 2020 Convertible Notes	8,000	6,789	14,789
2020 Term Facility Loan	22,500	2,549	25,049
Paycheck Protection Program	2,860	—	2,860
Total long-term debt	$54,641	$20,163	$74,804
Less: current portion of long-term debt			—
Long-term debt, net of current portion			$74,804

Future minimum payments under the debt agreements as of December 31, 2021 are as follows (in thousands):

2020 Term Facility Loan
2022	$32,303
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total future minimum payments	32,303
Less: current portion of debt principal	(32,303)
Non-current portion of debt principal	$—
3.00% – 2020 Convertible Notes
On March 9, 2020, Legacy Rockley issued convertible loan notes in an aggregate principal amount of $21.3 million (the “3.0% Convertible Notes”). The 3.00% – 2020 Convertible Notes had an interest rate of 3.00% per annum and contained no financial covenants. The 3.00% – 2020 Convertible Notes were issued in two tranches $20.0 million on March 9, 2020 and $1.3 million on October 20, 2020.
The 3.00% – 2020 Convertible Notes were subject to conversion as follows:

(a)If in an equity financing raised total proceeds for the Company of not less than $10.0 million then the outstanding principal amount of all notes and any unpaid accrued interest shall automatically convert into the most senior class of equity share at a conversion price of $14.298 per share; or
(b)if an equity financing is not raised for the Company, then the outstanding principal amount of all notes and any unpaid accrued interest may convert into the most senior class of share at a conversion price of $14.298 per share.
(c)At an exit event, redeem the outstanding notes for an amount equal to the outstanding principal plus accrued interests or convert the outstanding principal amount of all notes and any unpaid accrued interest thereon into the most senior class of share of the Company, at a conversion price equal to the issuance price of $14.298 per share.
(d)At the maturity date, convert into the most senior class of shares at a conversion price equal to the issuance price of $14.298 per share.
Legacy Rockley elected to account for the 3.00% – 2020 Convertible Notes at fair value as of the issuance date, with the changes in fair value reported in the consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments.
Upon consummation of the Business Combination discussed in Note 2, Business Combination, the total outstanding principal and accrued unpaid interest of $21.9 million for the 3.00% – 2020 Convertible Notes were cancelled and converted into the right to receive 3.8 million ordinary shares of the Company, with a fair value of $38.1 million, recorded in the consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. The Company recorded a $38.1 million adjustment upon extinguishment of the 3.00% – 2020 Convertible Notes.
8.00% – 2020 Convertible Notes
On February 19, 2020, Legacy Rockley issued convertible loan notes to our board member in an aggregate principal amount of $8.0 million (the “8.00% Convertible Notes"). The 8.00% Convertible Notes had an interest rate of 8.00% per annum and contained no financial covenants.
The 8.00% Convertible Notes were convertible as follows:

(a)In the event of an equity financing, the outstanding principal amount of all notes and any unpaid accrued interest shall automatically convert into the most senior class of share at a conversion price being the lower of $14.298 per share or a discounted subscription price of the equity shares; or

(b)At an exit event, convert the outstanding principal amount of all notes and any unpaid accrued interest thereon into the most senior class of share of the Company, at a conversion price, equal to a 25% discount to the Series E issuance price of $14.298 per share.
(c)At the maturity date, convert into the most senior class of equity share at a conversion price of $14.298.
Legacy Rockley elected to account for the 8.00% Convertible Notes s at fair value as of the issuance date, with the changes in fair value reported in the consolidated statements of operations and comprehensive loss under Change in Fair Value of Debt Instruments.
Upon consummation of the Business Combination discussed in Note 2, Business Combination, the total outstanding principal and accrued unpaid interest of $8.9 million for the 8.00% Convertible Notes were cancelled and converted into the right to receive 1.5 million ordinary shares of the Company, with a fair value of $15.5 million, recorded in the consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. In addition, the warrants issued in conjunction with the 8.00% Convertible Note were also cancelled and converted into the right to receive 1.5 million ordinary shares of the Company, with a fair value of $15.5 million, recorded in the consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. The Company recorded a $30.9 million adjustment upon extinguishment of the 8.00% Convertible Notes and warrants.

2020 Term Facility Loan
On September 29, 2020, Legacy Rockley secured a term facility loan of $35.0 million (“2020 Term Facility Loan”). Legacy Rockley had the option to repay the aggregate amount of the loans utilized in full on the maturity date, subject to no Qualified Exit occurring at the time plus the applicable repayment premium payable. The Qualified Exit meant: 1) qualified listing—a flotation or a public offering, the value of which is equal to or exceeds the free float value of $350.0 million; 2) non-qualified trade. Upon any occurrence of a non-qualified trade sale or qualified listing, amounts due to Argentum would have been discharged in full by way of conversion into the Company's most senior class of shares.
Upon consummation of the Business Combination discussed in Note 2, Business Combination, thirty percent (30%) of the outstanding principal and interest balance of $10.2 million for the 2020 Term Facility Loan were cancelled and converted into the right to receive 1.3 million ordinary shares of the Company, with a fair value of $13.0 million, recorded in the consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. The Company recorded a $13.0 million adjustment upon extinguishment of debt. The seventy percent (70%) of the outstanding principal and interest balance remained as debt and is required to be repaid in full on or prior to August 31, 2022, in the total amount of $37.3 million. At August 11, 2021, the Company recorded a fair value of $27.1 million for the seventy percent (70%) of the outstanding principal and interest balance. The Company accreted the adjusted interest expense over the amended term of the loan using the effective interest rate method. The Company accrued interest expense of $4.1 million for the year ended December 31, 2021. As of December 31, 2021, the total outstanding debt for the 2020 Term Facility Loan balance was $26.3 million. The 2020 Term Facility Loan includes a financial covenant that requires the Company to maintain a cash balance of at least $35.0 million. As of December 31, 2021, the Company was not in default on any covenants.

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
Upon consummation of the Business Combination discussed in Note 2, Business Combination, the total outstanding principal and accrued unpaid interest of $10.6 million for the 5.00% – $50.0 Million Convertible Notes were cancelled and converted into the right to receive 1.3 million ordinary shares of the Company, with a fair value of $12.6 million, recorded in the consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. The Company recognized a $12.6 million adjustment upon extinguishment of the 5.00% – $50.0 Million Convertible Notes.

5.00% – $25.0 Million Convertible Notes
On December 31, 2020, Legacy Rockley issued convertible loan notes in an aggregate principal amount of $25.0 million. The 5.00% – $25.0 Million Convertible Notes had an interest rate of 5.00% per annum and contained no financial covenants.
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
Upon consummation of the Business Combination discussed in Note 2, Business Combination, the total outstanding principal and accrued unpaid interest of $25.7 million for the 5.00% – $25.0 Million Convertible Notes were cancelled and converted into the right to receive 3.6 million ordinary shares of the Company, with a fair value of $35.6 million, recorded in the consolidated balance sheet. In addition, the warrants issued in conjunction with the 5.00% – $25.0 Million Convertible Notes were also cancelled and converted into the right to receive 0.7 million ordinary shares of the Company, with a fair value of $7.0 million, recorded in the consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. The Company recorded a total $42.6 million adjustment upon extinguishment of the 5.00% – $25.0 Million Convertible Notes and warrants.

5.00% – $30.0 Million Convertible Notes
On January 11, 2021, Legacy Rockley issued the 5.00% – $30.0 Million Convertible Notes. The 5.00% – $30.0 Million Convertible Notes had an interest rate of 5.00% per annum and contained no financial covenants.
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

Upon consummation of the Business Combination discussed in Note 2, Business Combination, the total outstanding principal and accrued unpaid interest of $30.8 million for the 5.00%– $30.0 Million Convertible Notes were cancelled and converted into the right to receive 4.4 million ordinary shares of the Company, with a fair value of $44.3 million, recorded in the consolidated statement of shareholders' equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. The Company recorded a $44.3 million adjustment upon extinguishment of the 5.00%– $30.0 Million Convertible Notes.

Paycheck Protection Program Loan
On April 21, 2020 (the "Origination Date"), Legacy Rockley received loan proceeds of approximately $2.9 million (“PPP Loan”) from Silicon Valley Bank (the “Lender”) pursuant to the Paycheck Protection Program (“PPP”) established under the CARES (the Coronavirus Aid, Relief and Economic Security) Act of 2020. Payments of principal and interest were deferred for the first six months following the Origination Date, and the PPP Loan was maturing in two years after the Origination Date. The PPP Loan bore interest at 1.0% per annum.
In June 2021, the $2.9 million of borrowings outstanding under the PPP was forgiven in full. Forgiveness income was recorded as a component of other income, net in the consolidated statements of operations and comprehensive loss.

8.Warrants
As of December 31, 2021, the Company had 8,625,000 Public Warrants outstanding with a balance of $28.0 million, and classified as equity, and 5,450,000 Private Placement Warrants outstanding with a balance of $3.5 million, and classified as liability. These warrants are exercisable for the Company’s ordinary shares. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire five years from the closing of the Forward Recapitalization.
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

9.Income Taxes
For the years ended December 31, 2021 and 2020, loss before income taxes were as follows (in thousands):

	Years Ended December 31,
	2021	2020
U.K. Operations	$(174,298)	$(82,705)
Foreign operations	6,952	2,997
Loss before income taxes	$(167,346)	$(79,708)
The components of provision for income tax for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Current	Deferred	Total
Year ended December 31, 2021
U.K. operations	$—	$—	$—
Foreign jurisdictions	667	—	667
	$667	$—	$667

	Current	Deferred	Total
Year ended December 31, 2020
U.K. operations	$—	$—	$—
Foreign jurisdictions	569	—	569
	$569	$—	$569
The effective tax rate of the Company’s provision for income taxes differs from the 19% statutory rate of the Company’s U.K. headquarters entity (in thousands, except percentages):

	December 31,
	2021		2020
U.K. Statutory Rate	$(31,796)	19.0%	$(15,145)	19.0%
Foreign income tax	8	—%	308	(0.4)%
Research & Development credit	(2,061)	1.2%	(628)	0.8%
Stock-based compensation	34	—%	1,293	(1.6)%
Permanent differences	(156)	0.1%	3,325	(4.2)%
Change in valuation allowance	32,402	(19.4)%	7,480	(9.4)%
Rate Change on Deferred Taxes	(11,197)	6.7%	(977)	1.2%
Uncertain Tax Liabilities	64	—%	245	(0.3)%
Losses not benefited	12,625	(7.5)%	3,999	(5.0)%
Others, net	744	(0.4)%	668	(0.8)%
Total	$667	(0.40)%	$569	(0.71)%
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
We record income tax expense for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records valuation allowances to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized. Its assessment considers the realization of deferred tax assets on a jurisdictional basis.
The significant components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$33,068	$15,066
Research and development credits	549	—
Stock-based compensation	4,859	1,476
Lease liabilities	1,394	482
Interest Limitation	10,202	—
Accounts and other receivables	—	—
Accrued liabilities	1,765	788
Other	64	2
Total gross deferred tax assets	51,900	17,814
Less valuation allowance	(50,139)	(16,377)
Net deferred tax assets	1,761	1,437

Deferred tax liabilities:
Right-of-use Assets	$(1,281)	$(821)
Property and equipment, principally due to differences in depreciation	(480)	(592)
Other	—	(24)
Total gross deferred tax liabilities	(1,761)	(1,437)
Net deferred tax assets	$—	$—
ASC 740 requires that the tax benefit of net operating losses (“NOLs”), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of our future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits from operating loss carryforwards is currently not likely to be realized and, accordingly, has provided a valuation allowance has provided a full valuation allowance against its deferred tax assets.
The changes in valuation allowance related to operating activity was an increase in the amount of $33.8 million and $6.9 million during the years ended December 31, 2021 and 2020, respectively.
NOLs and tax credit gross carryforwards as of December 31, 2021 are as follows (in thousands):

	Amount	Expiration Years
NOLs, Federal	$132,272	carried forward indefinitely
NOLs, State	$—	—
Tax credits, Federal	$467	—
Tax credits, State	$—	—
Uncertain Tax Positions
The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As the Company expands, it will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. The Company’s policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the income tax expense in the period in which such determination is made and could have a material impact on its financial condition and operating results. The income tax expense includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties. As of December 31, 2021 and 2020, the Company had total uncertain tax positions of $3.2 million and $2.2 million, which is recorded as a reduction of the deferred tax asset related research and developments. No interest or penalties have been recorded related to the uncertain tax positions. None of the unrecognized tax benefits, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Balance at beginning of the year	$2,236	$405
Increases based on tax positions related to current year	1,061	733
Increases based on tax positions related to prior years	165	1,199
Decreases based on tax positions related to prior years	(245)	(101)
Balance at end of year	$3,217	$2,236
It is not expected that there will be a significant change in uncertain tax position in the next 12 months. We are subject to income tax in the U.K., U.S. federal and various states and three other foreign jurisdictions. Our U.S. income tax filings are currently under audit for the tax year ended December 31, 2018. The statute of limitations for U.K. and foreign tax jurisdictions other than the U.S. are no longer subject to audit for tax years before December 31, 2019. We are no longer subject to U.S. federal income tax audit for the tax years before the year ended December 31, 2018 and are no longer subject to state income tax audit for tax years before December 31, 2015.
10.Shareholders’ Equity (Deficit)
The Company is authorized to issue 12,417,500,000 ordinary shares with par value of $0.000004 per share. Each holder of the Company's ordinary shares is entitled to one vote per share. As of December 31, 2021, there were 127,860,639 of the Company's ordinary shares issued and outstanding. Holders of the Company's ordinary shares do not have cumulative voting rights. Additionally, the Company has 14,074,986 warrants outstanding as of December 31, 2021. See Note 8, Warrants for additional information.
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
Equity Line of Credit
In October 2021, the Company entered into an equity line of credit arrangement (“ELOC”) with Lincoln Park Capital Fund, LLC, an Illinois limited liability company ("LPCF"). The ELOC is a private placement with registration rights, providing LPCF the ability to purchase up to 7.8 million of the Company's ordinary shares for $50.0 million over 24 months. Proceeds from the sale of shares will go towards the Company to be used for working capital.
No amounts were drawn against the ELOC during any of the periods presented.

11.Net Loss per Share
The following is a calculation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Years Ended December 31,
	2021	2020
Basic and diluted:
Net loss	$(168,013)	$(80,277)
Weighted average ordinary shares outstanding	100,917,939	83,457,400
Basic and diluted net loss per share	$(1.66)	$(0.96)
Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of the ordinary shares outstanding plus outstanding warrants with a 0.01 exercise price during the period.
 For the years ended December 31, 2021 and 2020, we excluded the potential effect of outstanding and exercisable options (including performance options) and warrants in the calculation of the diluted loss per share, as the effect would be anti-dilutive due to losses incurred. As of December 31, 2021 and 2020, there were approximately 12.6 million and 13.8 million potentially issuable shares respectively, with dilutive effect.
12.Stock-Based Compensation
The Company has established a number of share-based incentive plans for current employees, directors and others, which include Share Appreciation Rights ("SARs"), 2013 Share Option Plan (the "2013 Plan"), 2021 Share Option Plan (the "2021 Plan"), Restricted Stock Units ("RSUs"), 2021 Employee Stock Purchase Plan (the "ESPP"),  and Warrants.
Share Appreciation Rights
As of December 31, 2021, there were no SARs outstanding. As of December 31, 2020, there were 30,000 SARs outstanding at an exercise price of $0.00001 per share. In connection with the Business Combination on August 11, 2021, the liability associated with outstanding SARs was settled with a cash payment of $0.7 million.
2013 Share Option Plan
The holders of Legacy Rockley options under the 2013 Plan continue to hold such options and such options remain subject to the same vesting, exercise and other terms and conditions. In connection with the Business Combination, the holders of Legacy Rockley options may exercise their options to purchase a number of ordinary shares equal to the number of Legacy Rockley ordinary shares subject to such Legacy Rockley options multiplied by the Exchange Ratio of 2.4835 (rounded down to the nearest whole share) at an exercise price per share divided by the Exchange Ratio (rounded to the nearest whole cent). The information presented herein is as if the exchange of stock options occurred as of the earliest period presented.
As of December 31, 2021, there were no options available for grant. Any new grants will become available for issuance under the 2021 Plan.

The following table summarizes the stock option activity related to the 2013 Plan:

	Number of Options Outstanding	Average Exercise Price Per Share	Remaining Contractual Life (Years)	Intrinsic Value[4]
				(In thousands)
Options outstanding at December 31, 2019	14,663,610	$4.05	6.94	$54,100
Granted	5,782,544	$8.67
Exercised	(19,404)	$5.36
Forfeited	(2,052,583)	$8.62
Expired	(475,548)	$6.92
Options outstanding at December 31, 2020	17,898,619	$4.94	6.75	$110,552
Granted	—	$—
Exercised	(1,557,214)	$0.60
Forfeited	(912,912)	$4.07
Expired	(46,757)	$3.08
Options outstanding at December 31, 2021	15,381,736	$2.00	5.83	$36,093
Options exercisable at December 31, 2021	12,546,315	$1.68	5.25	$33,464
4 The aggregated intrinsic value represents the difference between the exercise price and the closing stock price of $4.35 for the Company’s ordinary shares on December 31, 2021.
2021 Share Option Plan
On March 31, 2021, the Board approved the 2021 Plan. The purpose of the 2021 Plan is to attract, retain, incentivize and reward top talent through stock ownership, to improve operating and financial performance and strengthen the mutuality of interest between eligible service providers and shareholders.
As of December 31, 2021, there were 15,375,644 shares authorized for issuance under the Plan, of which 10,207,656 shares were available for grant.
The following table summarizes the stock option activity related to the 2021 Plan:

	Number of Options Outstanding	Average Exercise Price Per Share	Remaining Contractual Life (Years)	Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2020	—	$—	0.00	—
Granted	1,013,480	$15.84
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Options outstanding at December 31, 2021	1,013,480	$15.84	9.61	$11,645
Options exercisable at December 31, 2021	81,538	$15.84	9.61	$937

Restricted Stock Units
During the year ended December 31, 2021, the Company granted restricted RSUs to employees. Each award will vest based on continued service which is generally over a four-year period. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of RSUs was estimated on the date of grant based on the fair value of the Company’s ordinary shares.
Employee RSUs activity for the year ended December 31, 2021 was as follows:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Remaining Contractual Life (Years)	Intrinsic Value
				(In thousands)
Outstanding at December 31, 2020	—	$—	0.00	$—
Granted	4,181,607	$6.71
Exercised	(24,668)	$7.07
Forfeited	(2,431)	$7.07
Expired	—	$—
Outstanding at December 31, 2021	4,154,508	$6.71	1.76	$18,072
2021 Employee Stock Purchase Plan
On October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the "ESPP"), which became effective on December 1, 2021. The purpose of the ESPP is to provide eligible employees with an opportunity to purchase shares of our ordinary shares at a discounted price through payroll deductions with the goal of enhancing employees' sense of participation in the Company and further align employee interests with those of the Company's shareholders.
Under the ESPP, eligible employees may purchase shares of Company ordinary shares through payroll deductions of between 1% to 15% of after-tax compensation each pay period, with a maximum participation of $25,000 annually. The shares are purchased at the end of each six-month offering period at a 15% discount from the closing market price as reported on the New York Stock Exchange on the last trading day of the offering period.
Subject to adjustments provided in the ESPP, the maximum number of ordinary shares available for purchase under the ESPP is 1,526,239 plus an annual increase to be added on the first day of each of the Company’s fiscal years for a period of up to 10 years, beginning with the fiscal year that begins on January 1, 2022, equal to the least of (i) 1% of the outstanding shares on such date, (ii) 7,631,196 shares, or (iii) a lesser amount determined by the Board. As of December 31, 2021, 1,526,239 shares were available for issuance under the ESPP.
The initial offering period for the ESPP is one year, commencing on December 1, 2021 and ending on November 30, 2022. As of the date of this report, no shares of the Company's ordinary shares have been purchased or distributed pursuant to the ESPP.
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the year ended December 31, 2021, were as follows:

Year Ended December 31, 2021
Expected term (in years)	0.5-1.0
Expected volatility (%)	54%
Risk-free interest rate (%)	0.10 - 0.25
Dividend yield	—

Stock-based compensation expense
The following table summarizes our stock-based compensation expense for all equity arrangements and is included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cost of revenue	$1,825	$2,271
Research and development	7,182	4,313
Selling, general, and administrative	3,006	1,459
Total stock-based compensation expense	$12,013	$8,043
As of December 31, 2021 and 2020, there was approximately $40.5 million and $19.5 million, respectively of total unrecognized stock based compensation expense related to our equity awards, which is expected to be recognized over a weighted average period of 1.5 years and 1.4 years, respectively.
Performance Awards
For the years December 31, 2021 and 2020, we recognized a total expense of $0.3 million and $0.2 million respectively in relation to the performance-based options. As of December 31, 2021 and 2020, there were approximately $0.9 million and $1.2 million of unrecognized stock-based compensation expense related to the performance-based awards. During the year ended December 31, 2021, no additional performance-based awards were granted.
Valuation of Stock Options
The fair values of options granted during the period were determined using a Black-Scholes option pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, risk-free interest rate and expected dividends.
We estimated expected volatility based on historical data of the price of our ordinary shares over the expected term of the options. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on guidelines provided in U.S. SEC Staff Accounting Bulletin No. 110 and represents the average of the vesting tranches and contractual terms. The risk-free rate assumed in valuing the options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the option. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, used an expected dividend yield of zero in the option pricing model. Stock-based compensation awards (i.e. options and RSUs) are amortized on over a four-year period with 25% cliff vest at the first year anniversary of the grant and ratably over the next three years. We made an accounting policy election to account for forfeitures in the period they occur.
The weighted average assumptions used to value the grants are as follows:

	Years Ended December 31,
	2021	2020
Expected term (in years)	6.05	4.86 - 6.25
Expected volatility (%)	53.0	50.29 - 52.45
Risk-free interest rate (%)	0.96	0.30 - 1.75
Dividend yield	—	—
Warrants
During the year ended December 31, 2020, Legacy Rockley issued warrants to intermediaries for introducing new investors related to equity financings. In connection with the Business Combination on August 11, 2021, all outstanding warrants of Legacy Rockley were exercised on a cashless basis and converted into the right to receive 1.8 million ordinary shares of the Company, with a fair value of $18.1 million.
13.Related Party Transactions
The Company formed HRT, a joint venture with Hengtong Optic-Electric Co., Ltd. in 2017, which was recognized by the Company as an equity method investment. As of and in the year ended December 31, 2020, we made sales to and were owed from the HRT joint venture, $5.3 million and $3.3 million, respectively. The balance owed by the joint venture was included in accounts receivable in the consolidated balance sheet. As of and in the year ended December 31, 2021, sales to and balances owed from the HRT joint venture were immaterial.

14.Leases
We have operating leases for office space and finance leases for manufacturing equipment. These leases have remaining lease terms of 1 year to 5 years. Some leases include extension options for up to 5 years. These options are included in the lease term when it is reasonably certain that the option will be exercised.
The weighted average remaining lease term was approximately 4 years for operating leases as of December 31, 2021. The weighted average discount rate was 6.0% for operating leases as of December 31, 2021.
The components of lease cost for the years ended December 31, 2021 and 2020, were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Operating Lease Cost:
Fixed lease cost	$1,103	851
Variable lease cost	354	154
Total operating lease cost	$1,457	$1,005

The supplemental cash flow information related to our operating leases is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$936	$916
Operating cash flows for finance leases	$—	$15
Financing cash flows for finance leases	$—	$1,192
Right-of-use assets obtained in exchange of lease obligations:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,008	$—

There are no finance lease liabilities as of December 31, 2021. Maturities of operating lease liabilities as of December 31, 2021, were as follows (in thousands):

Operating Leases
Year Ending December 31:
2022	$1,500
2023	1,394
2024	914
2025	818
2026	842
Thereafter	186
Total lease obligation	$5,654
Less: Imputed interest	(679)
Total lease liabilities	$4,975
Less: Current lease liabilities	(1,238)
Total non-current lease liabilities	$3,737

15.Commitments and Contingencies
Legal Contingencies
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. We apply accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of December 31, 2021 there are no litigation pending that could have, individually and in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.
Financial Commitments
In the ordinary course of business, we make commitments to third-party suppliers for various research and development activities. As of December 31, 2021 and 2020, we had $13.6 million and $3.0 million, respectively, in contractual obligations for which we have not yet received the services.
16.Defined Contribution Plan
We have defined contribution plans, under which we contribute based on a percentage of the employees’ elected contributions. We will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general and administrative expenses and research and development in the consolidated statements of operations and comprehensive loss. Defined contributions were $0.7 million and $0.5 million for years ended December 31, 2021 and 2020, respectively.

17.Supplemental Cash Flow Information
Non-cash operating, investing, and financing activities, and supplemental cash flow information are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Supplemental Cash Flow Information:
Cash payments for:
Interest paid	$658	$47
Income tax paid	$978	$313

Non-cash Operating Activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,008	$—
	$4,008	$—
Non-cash Investing Activities:
Unpaid property and equipment received	$805	$166
Unpaid balance related to the Trutouch Asset Acquisition	—	500
	$805	$666
Non-cash Financing Activities:
Conversion of convertible debt and accrued interest to ordinary shares	$181,404	$—
Conversion of Legacy Rockley ordinary shares to Rockley ordinary shares	206,888	—
Private Placement Warrants	14,304	—
Public Warrants	28,031	—
Issuance of ordinary shares in lieu of cash payment of transaction costs	3,190	—
Forgiveness of Paycheck Protection Program loan	2,860	$—
Unpaid deferred transaction costs	1,034	—
Issuance of ordinary shares related to the Trutouch Asset Acquisition	—	2,298
Issuance of ordinary shares related to ELOC	472	—
	$438,183	$2,298
Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of and for the year ended December 31, 2021. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and internal control over financial reporting were effective at the reasonable level.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
No Attestation Report of Registered Public Accounting Firm
This Annual Report on Form 10-K does not contain an attestation report of our registered public accounting firm regarding internal control over financial reporting since the Company, as an “emerging growth company,” is not required to provide such report pursuant to Section 404 until we are no longer an 'emerging growth company" as defined by the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including Rockley’s, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
We will provide information that is responsive to this Item in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item by reference.
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of conduct is posted on the investor relations section on our website, which is located at https://investors.rockleyphotonics.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information in the investor relations section of our website.
Item 11.Executive Compensation
We will provide information that is responsive to this Item in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item by reference.
Item 14.Principal Accounting Fees and Services
We will provide information that is responsive to this Item in our definitive proxy statement or in an amendment to this
Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item by reference.

PART IV
Item 15.Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
1.All Financial Statements
See index to Consolidated Financial Statements, Item 8 of this Form 10-K.
2.Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.
3.Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is as follows:

Exhibit Number	Description
2.1
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

10.3+
Rockley Photonics Holdings Limited 2021 Stock Incentive Plan and the Forms of Stock Option Agreement, Restricted Stock Unit Agreement and Restricted Stock Agreement (incorporated by reference from Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2021).

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
10.9
Purchase Agreement, dated November 15, 2021, by and between Rockley Photonics Holdings Limited and Lincoln Park Capital Fund, LLC(incorporated by reference from Exhibit 10.9 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2021).

Exhibit Number	Description
10.10
Registration Rights Agreement, dated November 15, 2021, by and between Rockley Photonics Holdings Limited and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 10.10 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2021).

10.11
Eighth Amendment to Lease Agreement, dated November 1, 2021, by and between 21st Century Techbanq Pasadena LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.11 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2021).

10.12
Second Amendment to Office Lease, dated October 7, 2021 by and between Boardwalk Office Associates, LLC and Rockley Photonics, Inc.(incorporated by reference from Exhibit 10.12 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2021).

10.13
Consulting Agreement by and between Rockley Photonics Holdings Limited and HealthKapital LLC, dated March 15, 2021 Consulting Agreement by and between Rockley Photonics Holdings Limited and HealthKapital LLC, dated March 15, 2021 (incorporated by reference from Exhibit 10.13 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2021).

10.14+
Rockley Photonics Limited 2013 Equity Incentive Plan and Forms of Stock Option Agreements (incorporated by reference from Exhibit 10.6 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2021).

21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKLEY PHOTONICS HOLDINGS LIMITED

By:	/s/ Dr. Andrew Rickman, OBE
	Name:	Dr. Andrew Rickman, OBE
	Title:	Chief Executive Officer and Chairman of the Board of Directors

/s/ Mahesh Karanth
	Name:	Mahesh Karanth
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Andrew Rickman and Mahesh Karanth, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments, to this Registration Statement, and any registration statement relating to the offering covered by this Registration Statement and filed pursuant to Rule 462(b) under the Securities Act of 1933, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dr. Andrew Rickman, OBE	Chief Executive Officer (Principal Executive Officer)	March 10, 2022
Dr. Andrew Rickman, OBE

/s/ Mahesh Karanth	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022
Mahesh Karanth

/s/ William Huyett	Lead Independent Director	March 10, 2022
William Huyett

/s/ Dr. Caroline Brown	Director	March 10, 2022
Dr. Caroline Brown

/s/ Karim Karti	Director	March 10, 2022
Karim Karti

/s/ Michele Klein	Director	March 10, 2022
Michele Klein

Name	Title	Date
/s/ Pamela Puryear	Director	March 10, 2022
Pamela Puryear

/s/ Brian Blaser	Director	March 10, 2022
Brian Blaser

/s/ Dr. Nicolaus Henke	Director	March 10, 2022
Dr. Nicolaus Henke