Form 10-Q
period 2022-03-31
Rockley Photonics Holdings Ltd
filed 2022-05-12
CIK 1852117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 5, 2022, there were 129,005,167 shares of the Company's ordinary shares, par value $0.000004026575398, issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements
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
The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report, and current expectations, forecasts, and assumptions, (whether or not identified herein), and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Quarterly Report should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Forward-looking statements in this report include, but are not limited to, statements regarding the following:
•Rockley’s financial and business performance, anticipated financial outlook, business metrics, anticipated growth rate, product development plans and opportunities;
•Rockley’s strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans to commercialize products and services, and anticipated timing thereof;
•the implementation, market acceptance, and success of Rockley’s business model;
•developments and expectations relating to Rockley’s competitors, target markets, and industry;
•Rockley’s future capital requirements, sources and uses of cash, and ability to continue as a going concern;
•Rockley's ability to obtain financing when and as needed on acceptable terms;
•Rockley's ability to comply with the financial covenants in debt instruments;
•the outcome of any known and unknown litigation and regulatory proceedings;
•the ability of our products to provide continuous health and wellness monitoring with the potential to accelerate advancements in early disease detection and potentially prevention;
•the ability of our technology to allow monitoring devices the size of clinical machines to be reduced to the size of a wearable device;
•Rockley’s expectations as to when it may generate sufficient revenue from the sale of its products and services to cover expansion plans, operating expenses, working capital, and capital expenditures;
•the development status and anticipated timeline for commercial production of Rockley’s products;
•Rockley’s plans for products under development and future products and anticipated features and benefits thereof;
•the status and expectations regarding Rockley’s customer and strategic partner relationships, and potential customer and strategic partner relationships;
•the total addressable markets for Rockley’s products and technology;
•the ability of Rockley to increase market share in its existing markets or any new markets it may enter;
•Rockley’s ability to obtain any required regulatory approvals, including any required Food and Drug Administration (“FDA”) approvals, in connection with its anticipated products and technology;
•Rockley’s ability to maintain an effective system of internal control over financial reporting;
•Rockley’s ability to maintain and protect its intellectual property;

•Rockley’s success in retaining and recruiting officers, key employees, and directors;
•Rockley's ability to manage its growth effectively;
•Rockley's ability to achieve and maintain profitability in the future;
•Rockley’s ability to raise sufficient capital to fund its growth and product development; and
•the impact of the COVID-19 pandemic.
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
•statements of belief and any statement of assumptions underlying any of the foregoing; and
•changes adversely affecting the businesses or markets in which the Company is engaged, and other factors described under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and in other documents the Company files with the Securities and Exchange Commission (the “SEC”) in the future.

PART I - FINANCIAL INFORMATION
Item 1.Condensed Consolidated Financial Statements
ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Balance Sheets
(Unaudited and in thousands, except share amounts and par value)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$11,863	$36,786
Short-term investments	18,072	26,965
Accounts receivable, net of allowance of $302 as of March 31, 2022 and December 31, 2021	830	1,359
Other receivables, net of allowance of $0 and $141 as of March 31, 2022 and December 31, 2021, respectively	49,249	47,462
Prepaid expenses and other current assets	6,749	6,802
Total current assets	86,763	119,374
Long-term investments	6,445	17,659
Property and equipment, net	10,075	10,187
Equity method investment	5,213	4,879
Intangible assets, net	3,048	3,048
Other non-current assets	7,784	7,683
Total assets	$119,328	$162,830

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Trade payables	$4,458	$6,882
Accrued expenses	20,082	17,360
Debt, current portion	21,316	26,312
Other current liabilities	1,440	1,238
Total current liabilities	47,296	51,792
Warrant liabilities	3,266	3,477
Other long-term liabilities	3,366	3,743
Total liabilities	$53,928	$59,012

Commitments and contingencies (Note 14)

Shareholders’ equity (deficit)
Ordinary shares, $0.000004 par value; 12,417,500,000 authorized as of March 31, 2022 and December 31, 2021; 129,005,167 and 127,860,639 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	508,368	504,714
Accumulated other comprehensive loss	(291)	—
Accumulated deficit	(442,677)	(400,896)
Total shareholders’ equity (deficit)	65,400	103,818
Total liabilities and shareholders’ equity (deficit)	$119,328	$162,830
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Operations
(Unaudited and in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$962	$1,771
Cost of revenue	3,395	3,734
Gross profit	(2,433)	(1,963)
Operating expenses:
Selling, general, and administrative expenses	10,938	7,305
Research and development expenses	24,802	15,980
Total operating expenses	35,740	23,285
Loss from operations	(38,173)	(25,248)
Other income (expense):
Other expense	(14)	—
Interest expense, net	(2,653)	(147)
Gain (loss) on equity method investment	207	(163)
Change in fair value of debt instruments	—	(39,653)
Change in fair value of warrant liabilities	211	—
(Loss) gain on foreign currency	(1,228)	534
Total other expense	(3,477)	(39,429)
Loss before income taxes	(41,650)	(64,677)
Provision for income tax	131	100
Net loss	$(41,781)	$(64,777)

Net loss per share:
Basic and diluted	$(0.33)	$(0.77)

Weighted-average shares outstanding:
Basic and diluted	128,443,050	83,883,581
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(41,781)	$(64,777)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(291)	—
Total other comprehensive loss	(291)	—
Comprehensive loss	$(42,072)	$(64,777)
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited and in thousands, except share amounts)

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2021	127,860,639	504,714	—	(400,896)	103,818
Net loss	—		—	(41,781)	(41,781)
Other comprehensive loss	—		(291)	—	(291)
Exercise of stock options	789,809	579	—	—	579
Vesting of restricted stock units, net of withholding taxes	354,719	(359)	—		(359)
Stock-based compensation	—	4,029	—	—	4,029
Transaction costs	—	(595)	—	—	(595)
Balance, March 31, 2022	129,005,167	508,368	(291)	(442,677)	65,400

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2020	83,539,382	201,576	—	(232,883)	(31,307)
Net loss	—	—	—	(64,777)	(64,777)
Exercise of stock options	216,670	137	—	—	137
Exercise of warrants	57,811	—	—	—	—
Issuance of warrants	—	263	—	—	263
Stock-based compensation	—	1,725	—	—	1,725
Balance, March 31, 2021	83,813,863	203,701	—	(297,660)	(93,959)
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(41,781)	$(64,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,504	930
(Reversal) bad debt expense	(141)	377
Accretion of marketable securities to redemption value	(74)	—
Net realized loss on sale of marketable securities	(13)	—
Stock-based compensation	4,029	1,725
Change in equity-method investment	(334)	(113)
Change in fair value of debt instrument	—	39,653
Change in fair value of warrant liabilities	(211)	—
Changes in operating assets and liabilities:
Accounts receivable	529	2,243
Other receivables	(1,646)	(2,369)
Prepaid expenses and other current assets	53	(5,706)
Other non-current assets	49	(1,497)
Trade payables	(2,805)	1,972
Accrued expenses	2,223	843
Other current and long-term liabilities	(175)	1,820
Net cash used in operating activities	(38,793)	(24,899)
Cash flows from investing activities:
Purchase of property and equipment	(1,010)	(713)
Proceeds from sale and maturities of marketable securities	19,903	—
Net cash provided by (used in) investing activities	18,893	(713)
Cash flows from financing activities:
Proceeds from convertible loan notes	—	76,723
Principal payments on long-term debt	(4,995)	—
Proceeds from exercise of options	579	137
Proceeds from issuance of warrants	—	263
Debt issuance costs incurred	—	(1,140)
Transaction costs	(248)	—
Withheld taxes paid on behalf of employees on net settled stock-based awards	(359)	—
Net cash (used in) provided by financing activities	(5,023)	75,983
Net (decrease) increase in cash and cash equivalents	(24,923)	50,371
Cash and cash equivalents:
Beginning of period	36,786	19,228
End of period	$11,863	$69,599
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Description of Business and Significant Accounting Policies
Description of Business
Rockley specializes in the research and development of integrated silicon photonics chipsets. Rockley has developed a versatile, application specific, third-generation silicon photonics platform specifically designed for the optical integration challenges facing numerous mega-trend markets. Rockley has partnered with multiple tier-1 customers across markets to deliver complex optical systems required for transformational sensors, communications, and medical product realization.
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
Basis of Presentation and Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the interim periods presented. The statements have been prepared in accordance with GAAP for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
We accounted for the Business Combination as a forward recapitalization in accordance with GAAP (the "Forward Recapitalization"). Under this method of accounting, SC Health was treated as the acquired company and Legacy Rockley was deemed to be the accounting acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Forward Recapitalization was treated as the equivalent of Legacy Rockley issuing stock for the net assets of SC Health, accompanied by a recapitalization. The net assets of SC Health are stated at historical cost, with no goodwill or other intangible assets recorded. The condensed consolidated assets, liabilities and results of operations prior to the Forward Recapitalization are those of Legacy Rockley. The condensed consolidated financial statements of the combined company post-Forward Recapitalization represents the combined results of Rockley and SC Health beginning August 11, 2021, the date the Business Combination was consummated. The shares, corresponding capital amounts and earnings per share available for shareholders of Legacy Rockley, prior to the Business Combination, converted into the right to receive 2.4835 (the "Exchange Ratio") ordinary shares of Rockley Photonics Holdings Limited, par value $0.000004 (the "ordinary shares"). The recapitalization of the number of ordinary shares attributable to Legacy Rockley is reflected retroactively as shares reflecting the Exchange Ratio to the earliest period presented and is utilized for calculating earnings per share in all prior periods presented.
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

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Going Concern
The Company has incurred net losses since inception, has an accumulated deficit of $442.7 million as of March 31, 2022 and negative cash flow from operations of $38.8 million for the three months ended March 31, 2022 and expects to incur losses from operations for the foreseeable future. As of March 31, 2022, the Company had cash, cash equivalents and investments of $36.4 million. The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to obtain additional financing. As a result, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Global Pandemic
The COVID-19 pandemic recently reached the two-year mark and our priority continues to be the health and safety of our employees. The overall recovery from the COVID-19 pandemic has been uneven and has presented many challenges and risks from general economic uncertainty, changes in consumer demand, disruption of supply chains and challenges with hiring, labor and supply cost inflation. However, as we implemented our phased return to office plan starting in July 2021, we were able to provide greater levels of work flexibility to employees and maintain health and safety standards for employees meeting all regulatory requirements.

We continually evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and assess the potential impact on our business and financial position. Despite the emergence of vaccines and vaccine boosters, less virulent strains of COVID-19 such as the Omicron variant, and reduced positivity rates, the end of the COVID-19 pandemic is still uncertain. As such, we expect that the pandemic may continue to have an effect on our results, although the magnitude, duration, and full effects of the pandemic on our future results of operations or cash flows remain difficult to predict at this time.

For further discussion of the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of our Form 10-K for the year ended December 31, 2021.
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

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As a result of the Business Combination, the Company incurred equity issuance costs and other costs considered direct and incremental to the transaction, totaling $45.5 million and consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2022.
Summary of Net Proceeds
The following table reconciles the elements of the net proceeds from the Business Combination as of March 31, 2022 (in thousands):

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
Summary of Shares Issued
The total number of shares of the Company's ordinary shares issued and outstanding immediately following the consummation of the Business Combination was approximately 126.7 million, comprising (in thousands):

Number of Shares
Legacy Rockley shareholders prior to the Business Combination	104,016
SC Health Shareholders	1,777
Sponsor Shareholders	10,563
PIPE Investors	10,000
Other Shareholders[1]	319
Total number of shares	126,675
1 The Company issued 319,000 ordinary shares at a value of $10.00 per share to Cowen and Company LLC ("Cowen") and BCW Securities LLC in lieu of cash payment for a portion of the $3.2 million fees payable to Cowen as part of the transaction costs.
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

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
United States	$962	$1,771
Total revenue	$962	$1,771
The following tables summarize our most significant customers as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021:

	Revenue
	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Customer A	82%	100%
Customer B	17%	—%

	Accounts Receivable
	March 31, 2022	December 31, 2021
	(Unaudited)
Customer A	87%	88%
Customer B	12%	12%
The following table presents property, equipment, finance lease and intangible assets held in the U.S. and internationally in various foreign subsidiaries as of March 31, 2022 and December 31, 2021 (in thousands):

	As of
	March 31, 2022	December 31, 2021
United States	$8,705	$8,442
Rest of World	4,418	4,793
Total property, equipment, finance lease and intangible assets	$13,123	$13,235
4.Equity Method Investment
As of March 31, 2022 and December 31, 2021, we held an investment in Hengtong Rockley Technology Co., Ltd (“HRT”). Two of HRT's five board members were appointed by Rockley. HRT manufactures and sells optical fiber transceivers based on silicon photonics chipsets. HRT has share capital consisting solely of ordinary shares. We hold 24.9% of HRT’s ordinary shares, and the same proportion of its voting rights. We consider HRT to be a variable interest entity upon which the Company does exercise significant influence. However, considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions, the Company concluded it does not control the investment. Accordingly, the investment in HRT is accounted for under the equity method. We elected to use a three-month lag to record our share of HRT’s results.
The following table summarizes our investment in HRT for the three months ended March 31, 2022 (in thousands):

Beginning balance, January 1, 2022	$4,879
Investment in HRT	—
Remeasurement gain on HRT	127
Share of gain of HRT	207
Ending balance, March 31, 2022	$5,213
Our maximum exposure to loss as a result of our involvement with HRT is limited to the balance of our investment.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Investments
The following is a summary of our investments at fair value for the periods ended March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Corporate bonds and commercial paper	$1,144	$20,037
U.S. Treasury securities	23,373	24,587
Total investments	$24,517	$44,624
The following table presents the contractual maturities of our debt investments as of March 31, 2022 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$18,222	$18,072
Due after one year through five years	6,530	6,445
	$24,752	$24,517
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value of Financial Instruments
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2022
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents	$11,863	$11,863	$—
Corporate bonds and commercial paper	1,144	—	1,144
U.S. Treasury securities	23,373	23,373
Total cash, cash equivalents and investments	$36,380	$35,236	$1,144

	December 31, 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents	$36,786	$36,786	$—
Corporate bonds and commercial paper	20,037	—	20,037
U.S. Treasury securities	24,587	24,587	—
Total cash and cash equivalents	$81,410	$61,373	$20,037
The financial liabilities subject to fair value measurement on a recurring basis, were as follows (in thousands):

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
Financial Liabilities
Private Placement Warrants	3,266	3,477
Total financial liabilities	$3,266	$3,477
Private Placement Warrants
The Company has determined that the Private Placement Warrants are classified within Level 3 of the fair value hierarchy as the fair value is estimated using the Modified Black Scholes Option Pricing Model. The discussion on the accounting of the Private Placement Warrants is fully described in Note 5—"Fair Value Measurements", to the consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.
The following table presents the changes in the fair value of the Private Placement Warrants (in thousands):

Initial measurement, December 31, 2021	$3,477
Mark-to-market adjustment	$(211)
Private Placement Warrants balance, March 31, 2022	$3,266

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.Balance Sheet Components
Cash and cash equivalents
Our cash and cash equivalents balances were concentrated by location as follows:

	March 31, 2022	December 31, 2021
United Kingdom	77%	97%
United States	21%	3%
Other	1%	—%
Other receivables (in thousands)

	March 31, 2022	December 31, 2021
R&D tax credit receivable[1]	$47,428	$45,632
Grants receivable	700	753
VAT receivable	1,112	1,073
Other receivable, net	9	4
Total other receivables	$49,249	$47,462
1 The research and development tax credit receivable consists of research and development expenses that have been claimed as research and development tax credits in accordance with the relevant U.K. tax legislation. The claims related to the 2020 year are currently under examination by the U.K. government.
Property and equipment, net (in thousands)

	March 31, 2022	December 31, 2021
Computer equipment	$2,129	$1,998
Lab equipment	14,843	13,940
Motor vehicles	31	31
Furniture and fixtures	315	315
Leasehold improvements	1,230	1,230
Assets under construction	30	—
Total property and equipment	$18,578	$17,514
Less: accumulated depreciation	(10,171)	(9,088)
Total property and equipment, net	$8,407	$8,426
Total depreciation expense for the three months ended March 31, 2022 and 2021 was $1.4 million and $0.8 million, respectively. As part of the expected sale of the Company's data communications business in the second quarter of fiscal 2022, a group of fixed assets will be transferred to the buyer of the business. We have not reclassified these fixed assets as Held For Sale as we consider the balance of these fixed assets to be immaterial to our condensed consolidated financial statements.
Finance lease right-of-use assets, net (in thousands)

	March 31, 2022	December 31, 2021
Finance lease right-of-use assets	$2,966	$2,966
Less: accumulated amortization	(1,298)	(1,205)
Total finance lease right-of-use assets, net	$1,668	$1,761
Amortization expense for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible assets, net (in thousands)

	March 31, 2022	December 31, 2021
In-process research and development	$3,048	$3,048
Total intangible assets, net	$3,048	$3,048
The Company reviews its intangible assets for potential impairment whenever events or circumstances indicate that the carrying value of the intangible assets may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2022 and 2021.
Other non-current assets (in thousands)

	March 31, 2022	December 31, 2021
Security deposits	$280	$280
Operating right of use assets	4,257	4,577
Prepaid asset, net of current portion	3,047	2,826
Other non-current assets	200	—
Total other non-current assets	$7,784	$7,683
Accrued expenses (in thousands)

	March 31, 2022	December 31, 2021
Accrued bonus	$9,587	$7,546
Accrued payroll and benefits	4,016	2,750
Accrued taxes	451	439
Accrued fabrication costs	2,962	3,110
Accrued transaction costs	349	1,004
Other accrued expenses	2,717	2,511
Total accrued expenses	$20,082	$17,360
7.Debt
The remeasurement of the fair value and the conversion of debt adjustments associated with the convertible debt instruments for the three months ended March 31, 2021 are described in “Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.
The following table summarizes information relating to our debt, (in thousands):

	March 31, 2022
	Principal	Change in Fair Value Adjustment	Conversion of Debt Adjustment	Accreted Interest	Cash Payment	Net
2020 Term Facility Loan	33,949	6,234	(13,003)	6,636	(12,500)	$21,316
Less: current portion of long-term debt						(21,316)
Long-term debt, net of current portion						$—

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2021
	Principal	Change in Fair Value Adjustment	Conversion of Debt Adjustment	Accreted Interest	Cash Payment	Net
2020 Term Facility Loan	33,949	6,234	(13,003)	4,132	(5,000)	$26,312
Less: current portion of long-term debt						(26,312)
Long-term debt, net of current portion						$—
2020 Term Facility Loan
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022 for information on the 2020 Term Facility Loan.
As of March 31, 2022, the total outstanding debt for the 2020 Term Facility Loan balance was $21.3 million. The Company accrued unpaid interest expense of $2.5 million for the three months ended March 31, 2022 using the effective interest rate method. The 2020 Term Facility Loan includes a financial covenant that requires the Company to maintain a balance of at least $35.0 million in cash and cash equivalents as defined by the Term Facility Loan agreement. On April 13, 2022, the lending parties of the loan entered into an agreement with the Company to lower the cash covenant requirement of the original facility agreement to $25.0 million; as of the date of this report, no event of default was triggered under the 2020 Term Facility Loan.
8.Warrants
The discussion on the Public Warrants and Private Placement Warrants is described in Note 8—"Warrants", to the consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.
As of March 31, 2022, the Company had 8,625,000 Public Warrants outstanding with a balance of $28.0 million, classified as equity and presented within Additional Paid-In Capital on our condensed consolidated balance sheet. As of March 31, 2022, the Company also had 5,450,000 Private Placement Warrants outstanding with a balance of $3.3 million, classified as liability and presented within warrant liabilities on our condensed consolidated balance sheet. The warrant liabilities are remeasured on a recurring basis, with changes in fair value presented in the condensed consolidated statement of operations at each reporting period.
9.Income Taxes
Income tax expense was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rate was less than 1.0% in the three months ended March 31, 2022 and 2021. Our effective tax rate differs from the U.K. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized. The income tax expense is primarily related to corporate income taxes in the United States, which operates on a cost–plus arrangements and minimum filing fees in the foreign jurisdictions where we have operations.
10.Shareholders’ Equity (Deficit)
The Company is authorized to issue 12,417,500,000 ordinary shares with par value of $0.000004 per share. Each holder of the Company's ordinary shares is entitled to one vote per share. As of March 31, 2022, there were 129,005,167 of the Company's ordinary shares issued and outstanding. Holders of the Company's ordinary shares do not have cumulative voting rights. Additionally, the Company has 14,074,986 warrants outstanding as of March 31, 2022. See Note 8, Warrants for additional information.
Each holder of the Company's ordinary shares is entitled to the payment of dividends and other distributions as may be declared by the Board from time to time out of the Company’s assets or funds legally available for dividends or other

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
11.Net Loss per Share
The following is a calculation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic and diluted:
Net loss	$(41,781)	$(64,777)
Weighted average ordinary shares outstanding	128,443,050	83,883,581
Basic and diluted net loss per share	$(0.33)	$(0.77)
Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of the ordinary shares outstanding plus outstanding warrants with a $0.01 exercise price.
For the three months ended March 31, 2022 and 2021, we excluded the potential effect of outstanding and exercisable options, outstanding RSUs, Legacy Rockley warrants and private and public warrants in the calculation of the diluted loss per share, as the effect would be anti-dilutive due to losses incurred. As of March 31, 2022 there were approximately 16.5 million of outstanding options and RSUs and and 14.1 million of private and public warrants of potentially issuable shares with dilutive effect. As of March 31, 2021, there were approximately 14.3 million of potentially issuable shares with dilutive effect.
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
As of March 31, 2022, there were no shares available for grant. Any new grants will become available for issuance under the 2021 Plan.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the stock option activity related to the 2013 Plan:

	Number of Options Outstanding	Average Exercise Price Per Share

Options outstanding at December 31, 2021	15,381,736	$2.00
Granted	—	$—
Exercised	(789,809)	$0.77
Forfeited	(64,999)	$3.98
Options outstanding at March 31, 2022	14,526,928	$2.06
Options exercisable at March 31, 2022	12,185,463	$1.79
2021 Share Option Plan
On March 31, 2021, the Board approved the 2021 Plan. The purpose of the 2021 Plan is to attract, retain, incentivize and reward top talent through stock ownership, to improve operating and financial performance and strengthen the mutuality of interest between eligible service providers and shareholders.
As of March 31, 2022, there were 14,969,261 shares authorized for issuance under the Plan, of which 9,783,953 shares were available for grant.
The following table summarizes the stock option activity related to the 2021 Plan:

	Number of Options Outstanding	Average Exercise Price Per Share

Options outstanding at December 31, 2021	1,013,480	$15.84
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding at March 31, 2022	1,013,480	$15.84
Options exercisable at March 31, 2022	152,902	$15.84
Restricted Stock Units
In 2021, the Company granted restricted RSUs to employees. Each award will vest based on continued service which is generally over a four-year period. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of RSUs was estimated on the date of grant based on the fair value of the Company’s ordinary shares.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employee RSUs activity for the year ended March 31, 2022 was as follows:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	4,154,508	$6.71
Granted	488,702	$4.08
Vested	(447,428)	$7.03
Forfeited	(23,954)	$7.07
Outstanding at March 31, 2022	4,171,828	$6.36
2021 Employee Stock Purchase Plan
On October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the "ESPP"), which became effective on December 1, 2021. The ESPP is more fully described in Note 12 of the "Notes to Consolidated Financial Statements" to its Annual Report on Form 10-K for the year ended December 31, 2021.
As of March 31, 2022, 1,526,239 shares were available for issuance under the ESPP. The initial offering period for the ESPP is one year, commencing on December 1, 2021 and ending on November 30, 2022. As of the March 31, 2022, no shares of the Company's ordinary shares have been purchased or distributed pursuant to the ESPP.
Stock-based compensation expense
The following table summarizes our stock-based compensation expense for all equity arrangements and is included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$508	$268
Research and development	2,672	1,048
Selling, general and administrative	849	409
Total stock-based compensation expense	$4,029	$1,725
As of March 31, 2022, there was approximately of $38.1 million of total unrecognized stock based compensation expenses related to our equity awards, which is expected to be recognized over a weighted average period of 1.4 years.
Performance Options
In 2019, the Company granted performance-based options to certain individuals with conditions that include specific sales and fundraising targets. For the three months ended March 31, 2022 and 2021, we recognized a total expense of $0.1 million and $0.1 million in relation to the performance-based options. As of March 31, 2022 and December 31, 2021, there were approximately $0.8 million and $0.9 million of unrecognized stock-based compensation expense related to the performance-based options. As of March 31, 2022, no additional performance-based awards were granted.
Warrants
In connection with the Business Combination on August 11, 2021, all outstanding warrants of Legacy Rockley were exercised on a cashless basis and converted into the right to receive 1.8 million ordinary shares of the Company, with a fair value of $18.1 million.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.Leases
The weighted average remaining lease term was 1 year for operating leases as of March 31, 2022. The weighted average discount rate was 6.0% for operating leases as of March 31, 2022.
The components of operating lease cost for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating Lease Cost:
Fixed lease cost	$390	$213
Variable lease cost	65	137
Total operating lease cost	$455	$350
The supplemental cash flow information related to our operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$334	$233
Operating cash flows for finance leases	$—	$—
Financing cash flows for finance leases	$—	$—
Right-of-use assets obtained in exchange of lease obligations:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,187
There are no finance lease liabilities as of March 31, 2022. Maturities of operating lease liabilities as of March 31, 2022, are as follows (in thousands):

Operating Leases
2022 (for the remaining period)	$1,252
2023	1,394
2024	914
2025	818
2026	842
Thereafter	186
Total lease obligation	$5,406
Less: Imputed interest	(606)
Total lease liabilities	$4,800
Less: Current lease liabilities	(1,439)
Total non-current lease liabilities	$3,361
14.Commitments and Contingencies
Legal Contingencies
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. We apply accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of March 31, 2022 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.
Financial Commitments
In the ordinary course of business, we make commitments to third-party suppliers for various research and development activities. As of March 31, 2022 and December 31, 2021, we had $13.7 million and $13.6 million, respectively, in contractual obligations for which we have not yet received the services.
15.Defined Contribution Plan
We have defined contribution plans, under which we contribute based on a percentage of the employees’ elected contributions. We will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general and administrative expenses and research and development in the condensed consolidated statements of operations and comprehensive loss. Defined contributions were $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
16. Supplemental Cash Flow Information
Non-cash operating, investing, and financing activities, and supplemental cash flow information are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental Cash Flow Information:
Cash payments for:
Interest paid	$183	$121
Income tax paid	$1	$100

Non-cash Operating Activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,187
	$—	$2,187

Non-cash Investing Activities:
Unpaid property and equipment received	$383	$797
Unpaid balance related to the Asset Acquisition	$—	$500
Unrealized loss on available-for-sale marketable securities	$291	$—
	$674	$1,297
Non-cash Financing Activities:
Unpaid deferred transaction costs	349	4,722
	$349	$4,722
17.Subsequent Event
On May 12, 2022, the Company issued secured convertible notes and warrants to certain investors in the aggregate principal amount of $81.5 million. The notes mature in 2026 and bear interest at a rate of 9.5% per annum if paid in cash or, subject to the satisfaction of certain conditions, at a rate of 12.0% per annum payable at a rate of 5.75% per annum in cash and 6.25% per annum through the issuance of additional Notes, which will also bear interest.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of our financial condition and results of operations should be read together with the Company's condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited annual consolidated financial statements as of and for the year ended December 31, 2021 and the related notes thereto, contained in our Annual Report on Form 10-K.
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
To date, we have been engaged in developing customer-specific designs of our silicon photonics chipsets for incorporation into our customers’ end products. Accordingly, all of our products are presently in the development stage and we do not currently have any of our own end products in commercial production and have not yet shipped any products commercially. Our unique sensing platform has been built upon our silicon photonics technology, which enables compelling sensor performance, power, resolution, and density. This technology has the potential to allow monitoring devices, currently the size of clinical machines, to be condensed to the size of a wearable device. We believe this in turn has the potential to unlock additional uses in consumer electronics and medical devices. The resulting combination of technologies and manufacturing know-how is the “full-stack Rockley Platform” which is made up of photonic integrated circuits (“PICs”) in silicon with integrated III-V devices (devices incorporating certain conductor elements that offer superior electronic properties, such as lasers), ASICs, photonic and electronic co-packaging, together with biosensing algorithms and AI cloud analytics, firmware/software, system architecture, and hardware design.
As testament to the relevance of our product development, we have captured the attention of several consumer electronics companies and, as of the date of this Quarterly Report on Form 10-Q, we have established strategic relationships with six of the world’s largest manufacturers of smart watches and wristbands (based on volume as reported by IDC). We plan to leverage this attention to develop new capabilities in consumer wearables in the near term, and to expand over time into medical devices and other industry applications.
Our vision is to address many pressing healthcare concerns using our technology and we believe that there exists a large market opportunity for our platform. We estimate the consumer wearable, mobile device, and medical device markets to be over $50 billion by 2025, based on data sourced from the Yole Report, the IDtexEx Report, and the TrendForce Report. Further, our internal forecasts for smartphones, smart watches, and smart earbuds through 2025 (based on customer data), also suggests these markets are rapidly expanding as healthcare and consumer wearable devices continue to incorporate additional sensing capabilities. Our target biomarkers for consumer healthcare include lactate, alcohol, glucose (indicator), carbon monoxide, blood pressure, blood oxygen, and core body temperature, among others. Our high-performance lasers have up to 1,000,000 times higher resolution, 1,000 times higher accuracy and 100 times broader range in wavelengths compared with existing LED offerings in wearable solutions (based on product analysis undertaken by Rockley comparing the Rockley silicon photonics-based spectrometer chip to existing solutions). In addition, as opposed to LED-based solutions, our lasers can be turned on more intermittently, and we employ dynamic adaptive power control to optimize laser on-time and overall power consumption for each different biomarker measurement, thus our solution will be more power efficient than existing solutions.
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

To date, we have generated revenue primarily from non-recurring engineering ("NRE") and development services for customer-specific designs of silicon photonics chipsets for incorporation into their customers’ end products and we have financed our operations primarily through the issuance of convertible loan notes, as well as private placements of ordinary shares. From the date of our formation through March 31, 2022 we have raised aggregate gross proceeds of approximately $290.0 million from the issuance of convertible loan notes and ordinary shares. For the three months ended March 31, 2022, we incurred a net loss of $41.8 million and utilized $38.8 million in cash to fund our operations.
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
Impact of COVID-19
The COVID-19 pandemic recently reached the two-year mark and our priority continues to be the health and safety of our employees. The overall recovery from the COVID-19 pandemic has been uneven and has presented many challenges and risks from general economic uncertainty, changes in consumer demand, disruption of supply chains and challenges with hiring, labor and supply cost inflation. However, as we implemented our phased return to office plan starting in July 2021, we were able to provide greater levels of work flexibility to employees and maintain health and safety standards for employees meeting all regulatory requirements.
We continually evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and assess the potential impact on our business and financial position. Despite the emergence of vaccines and vaccine boosters, less virulent strains of COVID-19 such as the Omicron variant, and reduced positivity rates, the end of the COVID-19 pandemic is still uncertain. As such, we expect that the pandemic may continue to have an effect on our results, although the magnitude, duration, and full effects of the pandemic on our future results of operations or cash flows remain difficult to predict at this time.
For further discussion of the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of our Form 10-K for the year ended December 31, 2021.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Item 1A of our Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$962	$1,771
Cost of revenue	3,395	3,734
Gross profit	(2,433)	(1,963)
Operating expenses:
Selling, general, and administrative expenses	10,938	7,305
Research and development expenses	24,802	15,980
Total operating expenses	35,740	23,285
Loss from operations	(38,173)	(25,248)
Other income (expense):
Other expense	(14)	—
Interest expense, net	(2,653)	(147)
Gain (loss) on equity method investment	207	(163)
Change in fair value of debt instruments	—	(39,653)
Change in fair value of warrant liabilities	211	—
(Loss) gain on foreign currency	(1,228)	534
Total other expense	(3,477)	(39,429)
Loss before income taxes	(41,650)	(64,677)
Provision for income tax	131	100
Net loss	$(41,781)	$(64,777)
Discussion and Analysis of Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue	$962	$1,771	$(809)	(46)%
Revenue decreased by $0.8 million, or 46%, to $1.0 million for the three months ended March 31, 2022 from $1.8 million for the three months ended March 31, 2021. This decrease is primarily driven by an ongoing backlog of project deliverables in March 31, 2022 when compared to March 31, 2021 where we completed and delivered on project milestones for our significant customers.
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

Cost of Revenue and Gross Profit (in thousands, except for percentages)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Cost of revenue	$3,395	$3,734	$(339)	(9)%
Gross Profit	(2,433)	(1,963)	(470)	24%
Gross Margin	(253)%	(111)%	NM	NM

NM – Not meaningful
Cost of revenue decreased by $0.3 million, or 9%, to $3.4 million for the three months ended March 31, 2022 from $3.7 million for the three months ended March 31, 2021. This decrease in cost of revenue was primarily driven by a decrease of $0.2 million in human capital due to the allocation of headcount into products that are considered part of research and development activities. Gross profit decreased by $0.5 million, or 24% to $2.4 million for the three months ended March 31, 2022 from $(2.0) million for the three months ended March 31, 2021. The decrease in gross profit was primarily driven by an overall decrease in revenue for the three months ended March 31, 2022.
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
Selling, General and Administrative Expenses (in thousands, except for percentages)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Selling, general, and administrative expenses	$10,938	$7,305	$3,633	50%
Selling, general and administrative expenses increased by $3.6 million, or 50%, to $10.9 million for the three months ended March 31, 2022 from $7.3 million for the three months ended March 31, 2021. The increase was primarily due to general corporate growth, of which $1.8 million was due to increase of insurance expense, $1.7 million and $0.4 million were due to increased human capital and stock-based compensation costs, respectively.
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

Research and Development Expenses (in thousands, except for percentages)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Research and development expenses	$24,802	$15,980	$8,822	55%
Research and development expenses increased by $8.8 million, or 55%, to $24.8 million for the three months ended March 31, 2022 from $16.0 million for the three months ended March 31, 2021. The increase was primarily attributable to growth of $0.5 million from engineering, fab partners, and engineering research and development headcount. This also led to an increase in human capital and stock-based compensation expenses of $5.0 million and $1.9 million, respectively. In addition, the increase is also driven by $1.0 million in research and development tax credits and grants compared to the prior period due to higher claims for our research and development activities in 2022.
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
Other income, net (in thousands, except for percentages)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Other income, net	$(14)	$—	$(14)	100%
Other income, net for the three months ended March 31, 2022 includes a loss we realized on the sale of available-for-sale debt securities during the period.
Other income consists of miscellaneous non-operating items, such as realized gain/(losses) on investments, forgiveness of debt and related accrued interest.
Interest Expense, net (in thousands, except for percentages)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Interest expense, net	$(2,653)	$(147)	$(2,506)	1,705%
The change in interest expense, net by $2.5 million or 1,705%, for the three months ended March 31, 2022 and 2021, was primarily due to the interest expense recorded for the 2020 Term Facility Loan using the effective interest rate method.
Interest income consists primarily of interest received or earned on our cash, cash equivalents, and investment balances held in interest-bearing deposit accounts. Interest expense consists of interest paid on our Term Facility Loan and capital lease obligations.
Gain/(Loss) on Equity Method Investment (in thousands, except for percentages)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Equity method investment loss	$207	$(163)	$370	(227)%
Change in equity method investment captures our share of gains/(losses) of the investment in HRT according to our percentage of ownership.

Equity method investments consist of entities over which we have significant influence but not control or joint control. Under the equity method of accounting, all of our investments are initially recognized at cost and adjusted thereafter to recognize our share of the post-acquisition profits or losses of the investee in our consolidated statements of operations.
Change in Fair Value of Debt Instruments (in thousands, except for percentages)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Change in fair value of debt instruments	$—	$(39,653)	$39,653	(100)%
Change in fair value of debt instruments captures losses from a change in fair value estimates using discounted cash flow and binomial lattice methodologies that are based upon a set of valuation assumptions. As of March 31, 2022, there were no debt instruments requiring fair value adjustments. All convertible debt instruments previously held by the Company were converted to ordinary shares in the Company as part of the Business Combination, completed in August 2021.
Change in Fair Value of Warrant Liabilities (in thousands, except for percentages)

	Three months ended March 31,		Change
	2022	2021	$	%
Change in fair value of warrants	$211	$—	$211	100%
Change in fair value of warrant liabilities captures activity from a change in fair value estimates based upon a set of valuation assumptions. The Private Placement Warrants were assumed from SC Health and recorded as part of the Business Combination and therefore there was no prior year balance.
Gain (Loss) on Foreign Currency (in thousands, except for percentages)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Gain/(loss) on foreign currency	$(1,228)	$534	$(1,762)	(330)%
Change in gain (loss) on foreign currency captures activity from the impact of foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. During the three months ended March 31, 2022 and 2021, most of our balances are held in the reporting currency, which decrease the impact of foreign currency fluctuations on the results of our operations.
We have significant international operations that are denominated in foreign currencies, primarily the British Pound and Euro, subjecting us to foreign currency exchange risk that may adversely impact our financial results. We calculate the year-over-year impact of foreign currency movement on our business using foreign currency exchange rates that are applied to transactional currency amounts.
Provision for Income Tax (in thousands, except for percentages)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Provision for income tax	$131	$100	$31	31%
Change in provision for income tax expense for the three months ended March 31, 2022 is due to an overall increase in expenditures. The effective income tax rate was less than 1.0% for the three months ended March 31, 2022 and 2021. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized. The income tax expenses shown above are primarily related to corporate income taxes in the United States, which operates on a cost-plus arrangement and minimum filing fees in the foreign jurisdictions where we have operations.
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

Reconciliation
The following table reconciles our net loss (the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net Loss	$(41,781)	$(64,777)
Interest expense, net	2,653	147
Provision for income tax	131	100
Depreciation and amortization	1,504	930
EBITDA	(37,493)	(63,600)
Non-capitalized transaction costs*	—	961
Stock-based compensation	4,029	1,725
Change in equity-method investment	(334)	(113)
Change in fair value of debt instruments	—	39,653
Change in fair value of warrants	(211)	—
Adjusted EBITDA	$(34,009)	$(21,374)

* Non-capitalized transaction costs include non-recurring expense related to the issuance of convertible loan notes in 2021 and the Business Combination.
Liquidity and Capital Resources
Due to our history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, management concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2021 as to the substantial doubt about our ability to continue as a going concern. Since inception, legacy Rockley has financed its operations primarily through the issuance and sale of convertible loan notes, ordinary shares and agreed-upon projects. As of March 31, 2022 and December 31, 2021, the cash, cash equivalents and investments balance was $36.4 million and $81.4 million, respectively.
Liquidity Requirements
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
Management continues to explore a range of options to further address the Company’s capitalization and liquidity. If we raise funds by issuing debt securities or incurring loans, this form of financing would have rights, preferences, and privileges senior to those of holders of our Ordinary Shares. The availability and the terms under which we can borrow additional capital could be disadvantageous, and the terms of debt securities or borrowings could impose significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of the Company’s Ordinary Shares. There can be no assurances that any additional debt or equity financing would be available to us or if available, that such financing would be on favorable terms to us.
As of the date of this quarterly report on Form 10-Q, our anticipated cash needs are required to fund the execution of our business strategy, including (1) investing in research and developments activities, including completion and commercialization of our wearables, smart phone and point-of-care technologies, (2) investing in backend processing, intellectual property protection, quality control and process, (3) expanding sales and marketing activities, and (4) pursuing strategic partnerships. However, our anticipated cash needs could vary materially as a result of a number of factors, including:
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
•Rockley’s additional investment requirement needed for HRT to be self-sufficient; and
•Other risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.
Historical Cash Flows
For the Three Months Ended March 31, 2022 and 2021 (in thousands)

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(38,793)	$(24,899)
Net cash provided by (used in) investing activities	18,893	(713)
Net cash (used in) provided by financing activities	(5,023)	75,983
Net (decrease) increase in cash and cash equivalents	$(24,923)	$50,371
Cash Flows from Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $38.8 million, primarily consisting of net losses of $41.8 million, adjusted by non-cash depreciation and amortization of $1.5 million, reversal of bad debt expense of $0.1 million, stock-based compensation of $4.0 million, change in equity-method investment of $0.3 million, and changes in fair value of warrants of $0.2 million. Changes in assets and liabilities for the three months ended March 31, 2022 included the following: increases in other receivables and accrued expenses, offset by decreases in accounts receivable, prepaid expenses, other current assets and trade payables.
During the three months ended March 31, 2021, net cash used in operating activities was $24.9 million, primarily consisting of net losses of $64.8 million, adjusted by non-cash depreciation and amortization of $0.9 million, bad debt expense of $0.4 million, stock-based compensation of $1.7 million, change in equity-method investment of $0.1 million, and changes in fair value of debt instruments of $39.7 million. Changes in assets and liabilities for the three months ended March 31, 2021 included the following: increases in other receivables, prepaid expenses, trade payables and accrued expenses, offset by decreases in accounts receivable and other current assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $18.9 million for the three months ended March 31, 2022, primarily related to the proceeds received from the sale of marketable securities of $19.9 million and from the purchases of property and equipment to be used in the ordinary course of business. Net cash used in investing activities was $0.7 million for the three months ended March 31, 2021, primarily related to purchases of property and equipment to be used in the ordinary course of business.

Cash Flows from Financing Activities
Net cash used in financing activities was $5.0 million for the three months ended March 31, 2022, primarily related to the principal payments we have made on the 2020 Term Facility Loan. Net cash provided by financing activities was $76.0 million for the three months ended March 31, 2021, primarily consisting of proceeds received for convertible loan notes.

Contractual Obligations and Commitments
Purchase obligations include commitments to third-party suppliers for various research and development activities. As of March 31, 2022, we had $13.7 million in contractual obligations for which we have not yet received services.
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
There have been no substantial changes to these estimates, or the policies related during the three months ended March 31, 2022. For a full discussion of these estimates and policies is fully described in "Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide this item.
Item 4.Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2021. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and internal control over financial reporting were effective at the reasonable level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s ordinary shares, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K") under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s ordinary shares, could be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not Applicable.
Item 5. Other Information
None.

Item 6.Exhibits

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

4.1	Form of Specimen Ordinary Share Certificate of Rockley Photonics Holdings Limited (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-4 (File No. 333-255109)).
4.2	Form of Specimen Warrant Certificate of Rockley Photonics Holdings Limited (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-255109)).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (embedded within the Inline XBRL document).
 __________________

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34 - 47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockley Photonics Holdings Limited

Date:	May 12, 2022		/s/ Dr. Andrew Rickman, OBE
		Name:	Dr. Andrew Rickman, OBE
		Title	Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2022		/s/ Mr. Mahesh Karanth
		Name:	Mr. Mahesh Karanth
		Title	Chief Financial Officer
(Principal Financial and Accounting Officer)