Form 10-Q
period 2022-06-30
Rockley Photonics Holdings Ltd
filed 2022-08-12
CIK 1852117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 5, 2022, there were 129,939,770 shares of the Company's ordinary shares, par value $0.000004026575398, issued and outstanding.

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
•Rockley's ability to comply with the financial and restrictive covenants in its debt agreements, and the potential dilutive impact of such debt agreements;
•the implementation, market acceptance, and success of Rockley’s business model;
•developments and expectations relating to Rockley’s competitors, target markets, and industry; the outcome of any known and unknown litigation and regulatory proceedings;
•the ability of our products to provide continuous health and wellness monitoring with the potential to accelerate advancements in early disease detection and potentially prevention;
•the ability of our technology to allow monitoring devices the size of clinical machines to be reduced to the size of a wearable device;
•our belief that our devices could reshape the wellness and healthcare industries;
•Rockley’s expectations as to when it may generate sufficient revenue from the sale of its products and services to cover expansion plans, operating expenses, working capital, and capital expenditures;
•the development status and anticipated timeline for commercial production of Rockley’s products;
•Rockley’s plans for products under development and future products, and anticipated features and benefits thereof;
•the status and expectations regarding Rockley’s current and potential customer and strategic partner relationships;
•the total addressable markets for Rockley’s products and technology;
•the ability of Rockley to increase market share in new and existing markets;
•Rockley’s ability to obtain any required regulatory approvals, including any required Food and Drug Administration (“FDA”) approvals, in connection with its anticipated products and technology;
•Rockley’s ability to maintain an effective system of internal control over financial reporting;
•Rockley’s ability to maintain and protect its intellectual property;

•Rockley’s success in retaining, recruiting, and managing transitions involving officers, key employees, or directors;
•Rockley's ability to manage its growth effectively;
•Rockley's ability to achieve and maintain profitability in the future;
•Rockley’s ability to raise sufficient capital to fund its growth and product development; and
•the impact of the COVID-19 pandemic.
Forward-looking statements are subject to several risks, assumptions, and uncertainties (many of which are beyond the Company’s control) that may cause actual results or performance to differ materially from those expressed or implied by these forward-looking statements. These risks, assumptions, and uncertainties include, but are not limited to, the factors described under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and in other documents the Company files with the Securities and Exchange Commission (the “SEC”). If any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those discussed in or implied by these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1.Condensed Consolidated Financial Statements

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Balance Sheets
(Unaudited and in thousands, except share amounts and par value)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$38,772	$36,786
Short-term investments	7,826	26,965
Accounts receivable, net of allowance of $0 and $302 as of June 30, 2022 and December 31, 2021, respectively	1,466	1,359
Other receivables, net of allowance of $0 and $141 as of June 30, 2022 and December 31, 2021, respectively	48,127	47,462
Prepaid expenses and other current assets	6,259	6,802
Total current assets	102,450	119,374
Long-term investments	—	17,659
Property and equipment, net	10,161	10,187
Equity method investment	5,060	4,879
Intangible assets, net	3,048	3,048
Other non-current assets	8,191	7,683
Total assets	$128,910	$162,830

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Trade payables	$8,730	$6,882
Accrued expenses	15,730	17,360
Debt, current portion	—	26,312
Other current liabilities	1,577	1,238
Total current liabilities	26,037	51,792
Long-term debt, net of current portion	97,561	—
Warrant liabilities	52,189	3,477
Other long-term liabilities	3,588	3,743
Total liabilities	$179,375	$59,012

Commitments and contingencies (Note 14)

Shareholders’ equity (deficit)
Ordinary shares, $0.000004 par value; 12,443,961,038 and 12,417,500,000 authorized as of June 30, 2022 and December 31, 2021, respectively; 129,917,925 and 127,860,639 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	514,225	504,714
Accumulated other comprehensive loss	(176)	—
Accumulated deficit	(564,514)	(400,896)
Total shareholders’ equity (deficit)	(50,465)	103,818
Total liabilities and shareholders’ equity (deficit)	$128,910	$162,830
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Operations
(Unaudited and in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1,505	$2,195	$2,467	$3,966
Cost of revenue	2,292	4,549	5,687	8,283
Gross profit	(787)	(2,354)	(3,220)	(4,317)
Operating expenses:
Selling, general, and administrative expenses	21,166	6,715	32,104	14,020
Research and development expenses	26,299	17,551	51,101	33,531
Total operating expenses	47,465	24,266	83,205	47,551
Loss from operations	(48,252)	(26,620)	(86,425)	(51,868)
Other income (expense):
Other expense, net	(155)	2,860	(169)	2,860
Interest expense, net	(4,514)	(179)	(7,167)	(326)
Gain (loss) on equity method investment	(169)	(597)	38	(760)
Change in fair value of debt instruments	(47,579)	(6,008)	(47,579)	(45,661)
Change in fair value of warrant liabilities	(18,219)	—	(18,008)	—
(Loss) gain on foreign currency	(3,417)	97	(4,645)	631
Total other expense	(74,053)	(3,827)	(77,530)	(43,256)
Loss before income taxes	(122,305)	(30,447)	(163,955)	(95,124)
Provision for income tax (benefit)	(468)	110	(337)	210
Net loss	$(121,837)	$(30,557)	$(163,618)	$(95,334)

Net loss per share:
Basic and diluted	$(0.94)	$(0.36)	$(1.27)	$(1.13)

Weighted-average shares outstanding:
Basic and diluted	129,341,861	84,247,703	128,894,938	84,066,648
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(121,837)	$(30,557)	$(163,618)	$(95,334)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	115	—	(176)	—
Total other comprehensive income (loss)	115	—	(176)	—
Comprehensive income (loss)	$(121,722)	$(30,557)	$(163,794)	$(95,334)
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited and in thousands, except share amounts)

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2021	127,860,639	504,714	—	(400,896)	103,818
Net loss	—	—	—	(41,781)	(41,781)
Other comprehensive income (loss)	—	—	(291)	—	(291)
Exercise of stock options	789,809	579	—	—	579
Vesting of restricted stock units, net of withholding taxes	354,719	(359)	—	—	(359)
Stock-based compensation	—	4,029	—	—	4,029
Transaction costs	—	(595)	—	—	(595)
Balance, March 31, 2022	129,005,167	508,368	(291)	(442,677)	65,400
Net loss	—	—	—	(121,837)	(121,837)
Other comprehensive income (loss)	—	—	115	—	115
Exercise of stock options	382,222	516	—	—	516
Vesting of restricted stock units, net of withholding taxes	138,027	—	—	—	—
Stock-based compensation	—	3,948	—	—	3,948
Issuance of ordinary shares under employee stock purchase plan, net of taxes	392,509	1,045	—	—	1,045
Transaction costs	—	348	—	—	348
Balance, June 30, 2022	129,917,925	514,225	(176)	(564,514)	(50,465)

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2020	83,539,382	201,576	—	(232,883)	(31,307)
Net loss	—	—	—	(64,777)	(64,777)
Exercise of stock options	216,670	137	—	—	137
Exercise of warrants	57,811	—	—	—	—
Issuance of warrants	—	263	—	—	263
Stock-based compensation	—	1,725	—	—	1,725
Balance, March 31, 2021	83,813,863	203,701	—	(297,660)	(93,959)
Net loss	—	—	—	(30,557)	(30,557)
Exercise of stock options	192,064	146	—	—	146
Stock-based compensation	—	1,976	—	—	1,976
Balance, June 30, 2021	84,005,927	205,823	—	(328,217)	(122,394)
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(163,618)	$(95,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,085	1,999
(Reversal) bad debt expense	(141)	377
Accretion of marketable securities to redemption value	(109)	—
Net realized loss on sale of marketable securities	(168)	—
Stock-based compensation	7,977	3,701
Change in equity-method investment	(181)	491
Change in fair value of debt instrument	47,579	45,661
Change in fair value of warrant liabilities	18,008	—
Forgiveness of Paycheck Protection Program loan	—	(2,860)
Non-cash interest on convertible loan notes	484	—
Changes in operating assets and liabilities:
Accounts receivable	(107)	2,137
Other receivables	(524)	(5,013)
Prepaid expenses and other current assets	543	(5,769)
Other non-current assets	(508)	(1,733)
Trade payables	1,737	(130)
Accrued expenses	5,787	402
Other current and long-term liabilities	184	1,614
Net cash used in operating activities	(79,972)	(54,457)
Cash flows from investing activities:
Purchase of property and equipment	(2,945)	(2,822)
Proceeds from sale and maturities of marketable securities	36,899	—
Purchase of asset acquisition	—	(500)
Net cash provided by (used in) investing activities	33,954	(3,322)
Cash flows from financing activities:
Proceeds from convertible loan notes	80,685	76,723
Principal payments on long-term debt	(26,311)	—
Proceeds from exercise of options	1,095	283
Proceeds from exercise of warrants	—	233
Proceeds from issuance of warrants	—	263
Debt issuance costs incurred	—	(3,556)
Transaction costs	(7,106)	—
Withheld taxes paid on behalf of employees on net settled stock-based awards	(359)	—
Net cash provided by financing activities	48,004	73,946
Net increase in cash and cash equivalents	1,986	16,167
Cash and cash equivalents:
Beginning of period	36,786	19,228
End of period	$38,772	$35,395
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Business and Significant Accounting Policies
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
Basis of Presentation and Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the interim periods presented. The statements have been prepared in accordance with GAAP for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
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

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Going Concern
The Company has incurred net losses since inception, has an accumulated deficit of $564.5 million as of June 30, 2022 and negative cash flow from operations of $80.0 million for the six months ended June 30, 2022 and expects to incur losses from operations for the foreseeable future. As of June 30, 2022, the Company had cash, cash equivalents and investments of $46.6 million. The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to obtain additional financing. As a result, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Global Pandemic
The COVID-19 pandemic has nearly reached the three-year mark and our priority continues to be the health and safety of our employees. The overall recovery from the COVID-19 pandemic has been uneven and has presented many challenges and risks from general economic uncertainty, changes in consumer demand, disruption of supply chains and challenges with hiring, labor and supply cost inflation. We continue to provide greater levels of work flexibility to employees and maintain health and safety standards for employees meeting all regulatory requirements.
We continually evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and assess the potential impact on our business and financial position. Despite the emergence of vaccines and vaccine boosters, various virulent strains of COVID-19 such as multiple Omicron variants, and recent increase in positivity rates, the end of the COVID-19 pandemic is still uncertain. As such, we expect that the pandemic may continue to have an effect on our results, although the magnitude, duration, and full effects of the pandemic on our future results of operations or cash flows remain difficult to predict at this time.
For further discussion of the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As a result of the Business Combination, the Company incurred equity issuance costs and other costs considered direct and incremental to the transaction, totaling $45.5 million and consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2021.
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
The following table presents our revenue disaggregated by primary geographical market where revenues are attributable to the region in which the billing address of the customer is located (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
United States	$1,505	$2,195	$2,467	$3,966
Total revenue	$1,505	$2,195	$2,467	$3,966
The following tables summarize our most significant customers as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021:

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Customer A	99%	100%	92%	100%

	Accounts Receivable
	June 30, 2022	December 31, 2021
	(Unaudited)
Customer A	100%	88%
The following table presents property, equipment, finance lease and intangible assets held in the U.S. and internationally in various foreign subsidiaries as of June 30, 2022 and December 31, 2021 (in thousands):

	As of
	June 30, 2022	December 31, 2021
United States	$9,168	$8,442
Rest of World	4,041	4,793
Total property, equipment, finance lease and intangible assets	$13,209	$13,235
4.Equity Method Investment
As of June 30, 2022 and December 31, 2021, we held an investment in Hengtong Rockley Technology Co., Ltd (“HRT”). Two of HRT's five board members were appointed by Rockley. HRT manufactures and sells optical fiber transceivers based on silicon photonics chipsets. HRT has share capital consisting solely of ordinary shares. We hold 24.9% of HRT’s ordinary shares, and the same proportion of its voting rights. We consider HRT to be a variable interest entity upon which the Company does exercise significant influence. However, considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions, the Company concluded it does not control the investment. Accordingly, the investment in HRT is accounted for under the equity method. We elected to use a three-month lag to record our share of HRT’s results.
The following table summarizes our investment in HRT for the six months ended June 30, 2022 (in thousands):

Beginning balance, January 1, 2022	$4,879
Remeasurement gain on HRT	143
Share of gain of HRT	38
Ending balance, June 30, 2022	$5,060
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
Investments
The following is a summary of our investments at fair value for the periods ended June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Corporate bonds and commercial paper	$—	$20,037
U.S. Treasury securities	7,826	24,587
Total investments	$7,826	$44,624
The following table presents the contractual maturities of our debt investments as of June 30, 2022 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$7,991	$7,826
Due after one year through five years	—	—
	$7,991	$7,826
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value of Financial Instruments
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2022
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents	$38,772	$38,772	$—
Corporate bonds and commercial paper	—	—	—
U.S. Treasury securities	7,826	7,826	—
Total cash, cash equivalents and investments	$46,598	$46,598	$—

	December 31, 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents	$36,786	$36,786	$—
Corporate bonds and commercial paper	20,037	—	20,037
U.S. Treasury securities	24,587	24,587	—
Total cash and cash equivalents	$81,410	$61,373	$20,037
The financial liabilities subject to fair value measurement on a recurring basis and classified as Level 3, were as follows (in thousands):

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
Financial Liabilities
Private Placement Warrants	$668	$3,477
2026 Convertible Notes	97,561	—
Warrants issued in connection with the 2026 Convertible Notes	51,521	—
Total financial liabilities	$149,750	$3,477
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
The following table presents the changes in the fair value of the Private Placement Warrants (in thousands):

Initial measurement, December 31, 2021	$3,477
Mark-to-market adjustment	$(2,809)
Private Placement Warrants balance, June 30, 2022	$668
2026 Convertible Notes
On May 27, 2022, we issued $81.5 million aggregate principal amount of the 2026 Convertible Notes (the "Notes") and detachable warrants (the "144A Warrants") to purchase approximately 26.5 million ordinary shares of the Company (see Note 7, Debt and Note 8, Warrants for details). At June 30, 2022, the outstanding principal balance of the Notes and 144A Warrants was $81.5 million.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At June 30, 2022, the fair value of the 2026 Convertible Notes was $97.6 million which was measured using a lattice model (which is discussed in further detail below) with the following significant inputs:

Fair value per share of ordinary shares, net of 7.0% discount for lack of marketability	$2.03
Risk-free interest rate	3.00%
Expected volatility	50.0%
Expected term, in years	3.87
Credit spread (bps)	979
Coupon rate	9.5%
For the three and six months ended June 30, 2022, we recorded a $47.6 million loss from change in fair value of debt in connection with the initial issuance and subsequent fair value remeasurement of the Notes, as follows (in thousands).

Fair value at May 27, 2022	$50,487
Less: Issuance discount	(505)
Plus: Loss from change in fair value	47,579
Fair value at June 30, 2022	$97,561
Binomial Lattice Model
A lattice model was used to determine the fair value of the Notes based on assumptions as to when the Notes would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) each holder shall have the option to convert the Notes to the Company's ordinary shares at a rate of 324.6753 (the "conversion rate") per $1,000 principal amount of Notes prior to the close of the second trading date immediately preceding the maturity date; (ii) at any time prior to the maturity date, the Company may redeem the Notes in an amount equal to the sum of the redemption price plus the redemption premium; (iii) the holders may surrender the Notes subject to the optional redemption or tax redemption at any time prior to the close of business on the second trading day immediately preceding the redemption date; and (iv) upon any conversion, other than a conversion "in connection with" a Make-Whole Fundamental Change, Springing Repurchase Offer, a Make-Whole Redemption or a Tax Redemption, the Company will make an interest make-whole payment to the converting holder equal to the sum of the remaining scheduled payments of interest that would have been made on the Notes to be converted had such Notes remained outstanding from the conversion date to and including the maturity date. The lattice model uses the stock price, maturity date, risk-free rate, estimated stock volatility, and estimated credit spread. We remeasure the fair value of the debt instrument and record the change as a gain or loss from change in fair value of debt in the statements of operations and comprehensive loss for each reporting period.
144A Warrants issued in connection with the 2026 Convertible Notes
In connection with the issuance of the 2026 Convertible Notes, we issued detachable 144A Warrants which were bifurcated from the Notes and recorded at fair value as a liability. At June 30, 2022, the fair value of the 144A Warrants was $51.5 million which was measured using the Monte Carlo simulation. Because of the 144A Warrants' ratchet anti-dilution provision, which creates a path-dependent nature of the exercise prices of the 144A Warrants, the Company concluded it is necessary to measure the fair value of the 144A Warrants using a Monte Carlo Simulation model, which incorporates inputs classified as “Level 3”.
The following key inputs to the Monte Carlo simulation model were used at June 30, 2022:

Fair value per share of ordinary shares, net of 7.0% discount for lack of marketability	$2.03
Interest rate	2.9%
Expected volatility	50.0%
Initial exercise price	$5.00
Exercise price floor	$2.80

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three and six months ended June 30, 2022, we recorded a $20.8 million loss from change in fair value of 144A Warrants in connection with the initial issuance and subsequent fair value remeasurement of the 144A Warrants, as follows (in thousands).

Fair value at, May 27, 2022	$31,013
Less: Issuance discount	(309)
Plus: Loss from change in fair value	20,817
Fair value at June 30, 2022	$51,521
6.Balance Sheet Components
Cash and cash equivalents
Our cash and cash equivalents balances were concentrated by location as follows:

	June 30, 2022	December 31, 2021
United Kingdom	74%	97%
United States	26%	3%
Other receivables (in thousands)

	June 30, 2022	December 31, 2021
R&D tax credit receivable[1]	$46,872	$45,632
Grants receivable	448	753
VAT receivable	793	1,073
Other receivable, net	14	4
Total other receivables	$48,127	$47,462
1 The research and development tax credit receivable consists of research and development expenses that have been claimed as research and development tax credits in accordance with the relevant U.K. tax legislation. The claims related to the 2020 year are currently under examination by the U.K. government.
Property and equipment, net (in thousands)

	June 30, 2022	December 31, 2021
Computer equipment	$2,237	$1,998
Lab equipment	15,956	13,940
Motor vehicles	31	31
Furniture and fixtures	315	315
Leasehold improvements	1,230	1,230
Assets under construction	149	—
Total property and equipment	$19,918	$17,514
Less: accumulated depreciation	(11,333)	(9,088)
Total property and equipment, net	$8,585	$8,426
Total depreciation expense for the three months ended June 30, 2022 and 2021 was $1.5 million and $1.0 million, respectively. Total depreciation expense for the six months ended June 30, 2022 and 2021 was $2.9 million and $1.8 million, respectively.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Finance lease right-of-use assets, net (in thousands)

	June 30, 2022	December 31, 2021
Finance lease right-of-use assets	$2,966	$2,966
Less: accumulated amortization	(1,390)	(1,205)
Total finance lease right-of-use assets, net	$1,576	$1,761
Amortization expense for the three months ended June 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $0.2 million and $0.2 million, respectively.
Intangible assets, net (in thousands)

	June 30, 2022	December 31, 2021
In-process research and development	$3,048	$3,048
Total intangible assets, net	$3,048	$3,048
The Company reviews its intangible assets for potential impairment whenever events or circumstances indicate that the carrying value of the intangible assets may not be recoverable. No impairment charges were recorded for the three and six months ended June 30, 2022 and 2021.
Other non-current assets (in thousands)

	June 30, 2022	December 31, 2021
Security deposits	$297	$280
Operating right of use assets	4,625	4,577
Prepaid asset, net of current portion	3,269	2,826
Total other non-current assets	$8,191	$7,683
Accrued expenses (in thousands)

	June 30, 2022	December 31, 2021
Accrued bonus	$3,839	$7,546
Accrued payroll and benefits	3,086	2,750
Accrued taxes (taxes receivable)	(163)	439
Accrued fabrication costs	1,727	3,110
Accrued transaction costs	3,106	1,004
Accrued interest expense	928	—
Other accrued expenses	3,207	2,511
Total accrued expenses	$15,730	$17,360

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.Debt
The remeasurement of the fair value and the conversion of debt adjustments associated with prior period convertible debt instruments in the three and six months ended June 30, 2021 are described in “Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022. The disclosure below describes debt instruments with activity and balances in the current fiscal period and where applicable, the corresponding prior period balances of those debt instruments.
The following table summarizes information relating to our debt, (in thousands):

	June 30, 2022
	Principal	Change in Fair Value Adjustment	Conversion of Debt Adjustment	Accreted Interest	Cash Payment	Net
2026 Convertible Notes	$50,487	$47,074	$—	$—	$—	$97,561
2020 Term Facility Loan	33,949	6,234	(13,003)	10,123	(37,303)	$—
Total long-term debt	$84,436	$53,308	$(13,003)	$10,123	$(37,303)	$97,561
Less: current portion of long-term debt						—
Long-term debt, net of current portion						$97,561

	December 31, 2021
	Principal	Change in Fair Value Adjustment	Conversion of Debt Adjustment	Accreted Interest	Cash Payment	Net
2020 Term Facility Loan	$33,949	$6,234	$(13,003)	$4,132	$(5,000)	$26,312
Less: current portion of long-term debt						(26,312)
Long-term debt, net of current portion						$—
The following table summarizes the future minimum payments under the Company's debt agreements as of June 30, 2022 (in thousands):

Year Ending December 31,
2022 (for the remaining six months)	$3,593
2023	4,639
2024	4,639
2025	4,639
2026	83,880
Thereafter	—
Total future minimum payments	$101,390
Less: interest payments	(19,890)
Total principal amount of long-term debt	$81,500
Less: current portion of debt principal	—
Long-term debt, net	$81,500
2026 Convertible Senior Secured Notes

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On May 27, 2022, we issued $81.5 million aggregate principal amount of Convertible Senior Secured Notes Due 2026 (the “2026 Convertible Notes” or the "Notes") and warrants (the "144A Warrants") to purchase approximately 26.5 million ordinary shares of the Company. The Notes bear interest at a rate of 9.5% per annum if paid in cash or, subject to the satisfaction of certain conditions, at a rate of 12.0% per annum payable at a rate of 5.75% per annum in cash and 6.25% per annum through the issuance of additional Notes ("Payment-in-Kind" or "PIK"), which will also bear interest. Interest on the Notes will be payable quarterly in arrears on February 15, May 15, August 15 and November 15, commencing on August 15, 2022. The Notes will mature on May 15, 2026 unless redeemed, repurchased or converted in accordance with their terms prior to such date. The Notes were issued pursuant to an indenture (the "Indenture"), which includes customary terms and covenants including certain events of default after which the Notes may be due and payable immediately.
The Company has also granted the Note holders an option to purchase up to an additional $81.5 million aggregate principal amount of notes and warrants for a period of 12 months following the date that a registration statement covering the resale of the ordinary shares issuable upon conversion of the Notes and upon exercise of the 144A Warrants becomes effective.
The Notes are convertible at an initial conversion price equal to $3.08 per ordinary share. Holders of the Notes have the right to convert all or a portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders of the Notes will receive ordinary shares and an interest make-whole for interest that would have accrued from the date of conversion until the maturity date, which interest make-whole shall be paid in cash or in ordinary shares at the Company’s election.
Following certain corporate events that occur prior to the maturity date or notice of redemption issued by the Company (as defined in the Indenture), the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or who elects to convert any Notes called for redemption during the related redemption period. Additionally, in the event of a fundamental change (as defined in the Indenture), the holders of the Notes may require the Company to repurchase all or a portion of their Notes at a price equal to the aggregate principal amount of any Notes to be repurchased plus accrued and unpaid interest thereon plus a make-whole premium (as defined in the Indenture).
The Company may redeem the Notes in whole, and not in part, at its option, at any time prior to the maturity date, for a cash purchase price equal to the aggregate principal amount of any Notes to be redeemed plus accrued and unpaid interest plus a make-whole premium as provided in the Indenture. At any time prior to the maturity date, the Company may also redeem the Notes in whole, if the last reported sale price of the ordinary shares exceeds 250.0% of the conversion price then in effect for at least 20 trading days (which need not be consecutive), for a cash purchase price equal to the aggregate principal amount of any Notes to be redeemed plus accrued and unpaid interest thereon. The Notes are also subject to redemption at the option of the Company in the event of certain changes in tax law or listing status of the Company.
Net proceeds from the offering of the Notes were $80.7 million after deducting the initial purchasers’ discount of 1.0%. The Company incurred approximately $10.0 million of transactions costs that was recognized as an expense in the condensed consolidated statements of operations under selling, general and administrative. The Company used approximately $32.3 million of the net proceeds to repay the 2020 Term Facility Loan, which included principal and accrued interest. The Company intends to use the remaining net proceeds for operating expenses, working capital, general corporate purposes, and capital expenditures.
The Company allocated the proceeds among the Notes and 144A Warrants that were issued in the single transaction using the relative fair value method, which affects the determination of each financial instrument initial carrying amount. Under the relative fair value method, the Company made separate estimates of the fair value for the Notes and 144A Warrants and then allocated the gross proceeds of $81.5 million in proportion to their respective fair value amounts. The issuance-date fair value for the Notes was measured using the binomial lattice model and Monte Carlo simulation to value detachable 144A Warrants.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company elected to account for Notes at fair value as of the May 27, 2022 issuance date. Management believes that the fair value option appropriately reflects the underlying economics of the 2026 Convertible Notes. Under the fair value election, changes in fair value will be reported in the condensed consolidated statements of operations, under change in fair value of debt instrument, in each reporting period subsequent to the issuance of the Notes. For the three months ended June 30, 2022, the Company recorded a loss of $47.6 million. See Note 5 – Fair Value Measurements for information about the assumptions that the Company used to measure the fair value of the Notes.
The Company registered the ordinary shares underlying the Notes and the 144A Warrants for sale by the initial purchasers pursuant to a Registration Rights Agreement. The Company's Registration Statement on Form S-1 (File No. 333-266077), was filed with the SEC on July 11, 2022 and declared effective on July 27, 2022. The Company registered up to 40,316,038 ordinary shares issuable upon conversion of the 2026 Convertible Notes, which consists of (i) 26,461,038 ordinary shares initially issuable upon conversion of all of the notes at a conversion price of per ordinary share; and (ii) an additional 13,855,000 ordinary shares that would have become due, assuming that the Notes were converted on the date they were issued and the interest make-whole payment (as defined in the Indenture) that would have become due in connection therewith was paid by the Company in ordinary shares on that date. The Company also registered up to 47,251,857 ordinary shares issuable upon the exercise of all the Company’s 144A Warrants, which consists of (i) 26,461,038 ordinary shares initially issuable upon the exercise of all of the 144A Warrants at an exercise price of $5.00 per ordinary share; and (ii) an additional 20,790,819 ordinary shares that, together with 26,461,038 ordinary shares, would be issuable upon the exercise of all the 144A Warrants in connection with a ratchet anti-dilution adjustment at an assumed exercise price of $2.80 per ordinary share. See Note 8 - Warrants below.
Since the Notes were not convertible as of June 30, 2022, the net amounts of the 2026 Convertible Notes were classified as a long-term liability and included in the condensed consolidated balance sheet as of June 30, 2022.
2020 Term Facility Loan
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022 for information on the 2020 Term Facility Loan. During the second quarter ended June 30, 2022, the Company paid off the total outstanding principal balance and all accrued interest for the 2020 Term Facility Loan balance, which resulted in a total cash payment of $37.3 million.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.Warrants
Public and Private Placement Warrants
The discussion on the Public Warrants and Private Placement Warrants is described in Note 8—"Warrants", to the consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.
As of June 30, 2022, the Company had 8,625,000 Public Warrants outstanding with a balance of $28.0 million, classified as equity and presented within Additional Paid-In Capital on our condensed consolidated balance sheet. As of June 30, 2022, the Company also had 5,450,000 Private Placement Warrants outstanding with a balance of $0.7 million, classified as liability and presented within warrant liabilities on our condensed consolidated balance sheet. The warrant liabilities are remeasured on a recurring basis, with changes in fair value presented in the condensed consolidated statement of operations at each reporting period.
Warrants issued in connection with the 2026 Convertible Notes
The Company issued 144A Warrants in connection with the 2026 Convertible Notes with a balance of $51.5 million as of June 30, 2022, classified as a liability. The 144A Warrants have a ten-year term and can only be exercised through May 27, 2032. The 144A Warrants are exercisable for the Company's ordinary shares at an exercise price of $5.00, and include a ratchet anti-dilution adjustment in the event any ordinary shares or other equity or equity equivalent securities payable in ordinary shares are granted, issued or sold by the Company, in each case, at a price less than the exercise price of $5.00 then in effect, which automatically decreases the exercise price of the 144A Warrants upon the occurrence of such event, and increases the number of ordinary shares issuable upon exercise of the 144A Warrants, such that the aggregate exercise price of all 144A Warrants remains the same before and after any such dilutive event; provided, that the exercise price may not be less than $2.80.
Upon the occurrence of a fundamental transaction (as defined in the Warrant Agreement), the 144A Warrants provide each holder a put right. Upon the exercise of a put right by the holder, the Company is obligated to repurchase the 144A Warrants from the holder for the fair market value (as defined in the 144A Warrant Agreement) of the remaining exercised portion of the 144A Warrants repurchased.
The 144A Warrants also include cashless exercise rights which will go into effect if after the six months of the issue date, there is no effective registration statement registering the ordinary shares underlying the 144A Warrants. The ordinary shares underlying the 144A Warrants were registered for sale by the initial purchasers pursuant to the Company's Registration Statement on Form S-1 (File No. 333-266077), filed with the SEC on July 11, 2022 and declared effective on July 27, 2022. The Company registered for resale up to 47,251,857 ordinary shares issuable upon the exercise of all the Company’s 144A Warrants, which consists of (i) 26,461,038 ordinary shares initially issuable upon the exercise of all of the 144A Warrants at an exercise price of $5.00 per ordinary share; and (ii) an additional 20,790,819 ordinary shares that, together with 26,461,038 ordinary shares, would be issuable upon the exercise of all the 144A Warrants in connection with a ratchet anti-dilution adjustment at an assumed exercise price of $2.80 per ordinary share. The Company also registered up to 40,316,038 ordinary shares issuable upon conversion of the 2026 Convertible Notes, which consists of (i) 26,461,038 ordinary shares initially issuable upon conversion of all of the notes at a conversion price of $3.08 per ordinary share; and (ii) an additional 13,855,000 ordinary shares that would have become due, assuming that the Notes were converted on the date they were issued and the interest make-whole payment (as defined in the Indenture) that would have become due in connection therewith was paid by the Company in ordinary shares on that date. See Note 7 - Debt above.
The 144A Warrants were accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and are presented within warrant liabilities on our balance sheet. The liability is remeasured on a recurring basis, with changes in fair value presented in the condensed consolidated statement of operations at each reporting period. The 144A Warrants are considered to be a Level 3 liability, see Note 5 – Fair Value Measurements for description of the valuation methodology of the 144A Warrants.
Since the 144A Warrants were not exercised as of June 30, 2022, the 144A Warrants were classified as a long-term liability and included in the condensed consolidated balance sheet as of June 30, 2022.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.Income Taxes
Income tax expense (benefit) was $(0.5) million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Income tax expense (benefit) was $(0.3) million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. The effective income tax rate was less than 1.0% in the three and six months ended June 30, 2022 and 2021. Our effective tax rate differs from the U.K. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized. The income tax expense is primarily related to corporate income taxes in the United States, which operates on cost–plus arrangements and minimum filing fees in the foreign jurisdictions where we have operations.
10.Shareholders’ Equity (Deficit)
The Company is authorized to issue 12,443,961,038 ordinary shares with par value of $0.000004 per share. Each holder of the Company's ordinary shares is entitled to one vote per share. As of June 30, 2022, there were 129,917,925 of the Company's ordinary shares issued and outstanding. Holders of the Company's ordinary shares do not have cumulative voting rights. Additionally, the Company had 14,074,986 Public Warrants and Private Placement Warrants outstanding as of June 30, 2022, as well as 144A Warrants to purchase approximately 26.5 million ordinary shares. See Note 8, Warrants for additional information.
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
Private Placement Financing
In connection with the issuance of the 2026 Convertible Notes, on July 11, 2022, we filed a Registration Statement on Form S-1 with the SEC (File No. 333-266077) which was declared effective on July 27, 2022, pursuant to which we registered for resale by the investors in our private placement up to 87.6 million ordinary shares, which include (i) up to 40.3 million ordinary shares issuable upon conversion of the Notes and (ii) up to 47.3 million ordinary shares issuable upon the exercise of the 144A Warrants.
11.Net Loss per Share
The following is a calculation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted:
Net loss	$(121,837)	$(30,557)	$(163,618)	$(95,334)
Weighted average ordinary shares outstanding	129,341,861	84,247,703	128,894,938	84,066,648
Basic and diluted net loss per share	$(0.94)	$(0.36)	$(1.27)	$(1.13)
Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of the ordinary shares outstanding plus outstanding warrants with a $0.01 exercise price.
For the three and six months ended June 30, 2022 and 2021, we excluded the potential effect of outstanding and exercisable options, outstanding RSUs, and warrants in the calculation of the diluted loss per share, as the effect would be anti-dilutive due to losses incurred. As of June 30, 2022 there were approximately 16.1 million of outstanding options and RSUs and 14.1 million of private and public warrants of potentially issuable shares with dilutive effect, as well as 144A Warrants to purchase approximately 26.5 million ordinary shares and the 2026 Convertible Notes described in Note 7 - Debt above. As of June 30, 2021, there were approximately 14.6 million potentially issuable shares with dilutive effect, in addition to the 144A Warrants and the 2026 Convertible Notes described in Note 8 - Warrants and Note 7 - Debt above.
12.Stock-Based Compensation
The Company has established a number of share-based incentive plans for current employees, directors and others, including our 2013 Equity Incentive Plan (the "2013 Plan"), our 2021 Stock Incentive Plan (the "2021 Plan"), and our 2021 Employee Stock Purchase Plan (the "ESPP").
2013 Equity Incentive Plan
The holders of Legacy Rockley stock options under our 2013 Plan continue to hold such stock options, which remain subject to the same vesting, exercise and other terms and conditions outlined in the stock option agreements and the 2013 Plan. In connection with the Business Combination, the holders of Legacy Rockley options may exercise their options to purchase a number of the Company's ordinary shares equal to the number of shares of Legacy Rockley subject to such Legacy Rockley options multiplied by the Exchange Ratio of 2.4835 (rounded down to the nearest whole share) at an exercise price per share divided by the Exchange Ratio (rounded to the nearest whole cent). The information presented herein is as if the exchange of stock options occurred as of the earliest period presented.
As of June 30, 2022, there were no shares available for grant under our 2013 Plan. Any new grants will become available for issuance under our 2021 Plan.
The following table summarizes the stock option activity related to the 2013 Plan:

	Number of Options Outstanding	Average Exercise Price Per Share

Options outstanding at December 31, 2021	15,381,736	$2.00
Granted	—	$—
Exercised	(1,172,031)	$0.94
Forfeited	(428,745)	$3.30
Expired	(14,441)	$4.20
Options outstanding at June 30, 2022	13,766,519	$2.05
Options exercisable at June 30, 2022	12,154,403	$1.85

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2021 Stock Incentive Plan
On March 31, 2021, the Board approved the 2021 Plan. The purpose of the 2021 Plan is to attract, retain, incentivize and reward top talent through equity ownership, to improve operating and financial performance and strengthen the mutuality of interest between eligible service providers and shareholders.
As of June 30, 2022, there were 14,699,845 shares authorized for issuance under the 2021 Plan, of which 10,334,846 shares were available for grant.
The following table summarizes the stock option activity related to the 2021 Plan:

	Number of Options Outstanding	Average Exercise Price Per Share

Options outstanding at December 31, 2021	1,013,480	$15.84
Granted	—	$—
Exercised	—	$—
Forfeited	(350,225)	$15.84
Options outstanding at June 30, 2022	663,255	$15.84
Options exercisable at June 30, 2022	207,590	$15.84
Restricted Stock Units
In 2021, the Company granted restricted RSUs to employees under the 2021 Plan. Each award will vest based on continued service which is generally over a four-year period. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of RSUs was estimated on the date of grant based on the fair value of the Company’s ordinary shares.
Employee RSUs activity for the year ended June 30, 2022 was as follows:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	4,154,508	$6.71
Granted	666,221	$3.99
Vested	(585,455)	$7.02
Forfeited	(533,530)	$6.77
Outstanding at June 30, 2022	3,701,744	$6.16
2021 Employee Stock Purchase Plan
On October 2021, the Company adopted the ESPP, which became effective on December 1, 2021. The ESPP is more fully described in Note 12 of the "Notes to Consolidated Financial Statements" to our Annual Report on Form 10-K for the year ended December 31, 2021.
As of June 30, 2022, 1,526,239 shares were available for issuance under the ESPP. The initial offering period for the ESPP is one year, commencing on December 1, 2021 and ending on November 30, 2022.
As of the June 30, 2022, 392,509 ordinary shares have been purchased under the ESPP.
Stock-based compensation expense
The following table summarizes our stock-based compensation expense for all equity arrangements and is included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$166	$363	$675	$631
Research and development	2,207	1,171	4,878	2,219
Selling, general and administrative	1,575	442	2,424	851
Total stock-based compensation expense	$3,948	$1,976	$7,977	$3,701
As of June 30, 2022, there was approximately of $29.3 million of total unrecognized stock based compensation expenses related to our equity awards, which is expected to be recognized over a weighted average period of 1.3 years.
Performance Options
In 2019, the Company granted performance-based options to certain individuals with conditions that include specific sales and fundraising targets. We recognized an immaterial expense in relation to the performance-based options for the three months ended June 30, 2022 and $0.1 million for the three months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, we recognized a total expense of $0.1 million and $0.2 million, respectively in relation to the performance-based options. As of June 30, 2022, the unrecognized stock-based compensation expense related to the performance-based options was considered not material. As of December 31, 2021, there was approximately $0.9 million of unrecognized stock-based compensation expense related to the performance-based options. As of June 30, 2022, no additional performance-based awards were granted.
Modification of Equity Awards
On June 15, 2022, the Company entered into a separation agreement with our former Chief Financial Officer, which amended his employment agreement and provided for changes in the term of service and compensation under the agreement. The outstanding stock options under the Company's 2013 Plan held by our former Chief Financial Officer were modified to extend the post-termination exercise period through June 13, 2024. As a result, the Company recorded stock-based compensation expense of $0.2 million related to the incremental fair value of the modified awards during the three months ended June 30, 2022.
Warrants
In connection with the Business Combination on August 11, 2021, all outstanding warrants of Legacy Rockley were exercised on a cashless basis and converted into the right to receive 1.8 million ordinary shares of the Company, with a fair value of $18.1 million.
13.Leases
The weighted average remaining lease term was 4 years for operating leases as of June 30, 2022. The weighted average discount rate was 6.0% for operating leases as of June 30, 2022.
The components of operating lease cost for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Lease Cost:
Fixed lease cost	$390	$292	$780	$505
Variable lease cost	65	36	130	119
Total operating lease cost	$455	$328	$910	$624
The supplemental cash flow information related to our operating leases is as follows (in thousands):

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$879	$462
Right-of-use assets obtained in exchange of lease obligations:
Right-of-use assets obtained in exchange for new operating lease liabilities	$692	$2,187
There are no finance lease liabilities as of June 30, 2022. Maturities of operating lease liabilities as of June 30, 2022, are as follows (in thousands):

Operating Leases
2022 (for the remaining period)	$899
2023	1,541
2024	1,067
2025	977
2026	1,008
Thereafter	328
Total lease obligation	$5,820
Less: Imputed interest	(660)
Total lease liabilities	$5,160
Less: Current lease liabilities	(1,576)
Total non-current lease liabilities	$3,584
14.Commitments and Contingencies
Legal Contingencies
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. We apply accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of June 30, 2022 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.
Financial Commitments
In the ordinary course of business, we make commitments to third-party suppliers for various research and development activities. As of June 30, 2022 and December 31, 2021, we had $12.0 million and $13.6 million, respectively, in contractual obligations for which we have not yet received the services.
15.Defined Contribution Plan
We have defined contribution plans, under which we contribute based on a percentage of the employees’ elected contributions. We will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general and administrative expenses and research and development in the condensed consolidated statements of operations and comprehensive loss. Defined contributions were $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Defined contributions were $0.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16.Supplemental Cash Flow Information
Non-cash operating, investing, and financing activities, and supplemental cash flow information are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Supplemental Cash Flow Information:
Cash payments for:
Interest paid	$10,576	$271
Income tax paid	$76	$210

Non-cash Operating Activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$692	$2,187

Non-cash Investing Activities:
Unpaid property and equipment received	$115	$1,163
Unrealized loss on available-for-sale marketable securities	$176	$—

Non-cash Financing Activities:
Unpaid transaction costs	3,131	5,201
Forgiveness of Paycheck Protection Program loan	—	2,860

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
Overview
We have developed a unique sensing platform that we believe can reshape the health & wellness and healthcare industries through multiple applications in non-invasive, multi-modal biomarker monitoring. We believe products based on our technology platform could have the potential to unlock and accelerate advancements in areas such as early disease detection, nutrition management, and preventative healthcare delivery through continuous health and wellness monitoring.

To date, we have been engaged in developing customer-specific designs of our silicon photonics chipsets for incorporation into our customers’ end products and finished goods wearables targeted towards the consumer wearables and medtech markets. While all of our products are presently in the development stage, we have shipped early prototypes to multiple customers. We do not currently have any of our own end products in commercial production and have not yet shipped any products commercially. Our unique sensing platform has been built upon our silicon photonics technology, which enables compelling sensor performance, power, resolution, and density. This technology has the potential to allow monitoring devices, currently the size of clinical machines, to be condensed to the size of a wearable device. We believe this in turn has the potential to unlock additional uses in consumer electronics and medical devices. The resulting combination of technologies and manufacturing know-how is the “full-stack Rockley Platform” which is made up of photonic integrated circuits (“PICs”) in silicon with integrated III-V devices (devices incorporating certain conductor elements that offer superior electronic properties, such as lasers), ASICs, photonic and electronic co-packaging, together with biosensing algorithms and AI cloud analytics, firmware/software, system architecture, and hardware design.

As testament to the relevance of our product development, we have captured the attention of several consumer wearables and medtech companies and, as of the date of this Quarterly Report on Form 10-Q, we have established strategic relationships with six of the world’s largest manufacturers of smart watches and wristbands (based on volume as reported by IDC) and two of the five largest medtech companies (based on Becker's ASC Review). We plan to leverage these relationships to develop new capabilities in consumer and medtech wearables in the near term, and to expand further into medical devices and other industry applications.
Our vision is to address many pressing healthcare concerns using our technology and we believe that there exists a large market opportunity for our platform. We estimate the consumer wearable, mobile device, and medical device markets to be over $50 billion by 2025, based on data sourced from the Yole Report, the IDTechEx Report, and the TrendForce Report. Further, our internal forecasts for smartphones, smart watches, and smart earbuds through 2025 (based on customer data), also suggests these markets are rapidly expanding as healthcare and consumer wearable devices continue to incorporate additional sensing capabilities. Our target biomarkers for consumer health and wellness include blood oxygen, core body temperature, hydration, blood pressure, alcohol, glucose (indicator), and lactate. Our high-performance lasers have up to 1,000,000 times higher resolution, 1,000 times higher accuracy and 100 times broader range in wavelengths compared with existing LED offerings in wearable solutions (based on product analysis undertaken by Rockley comparing the Rockley silicon photonics-based spectrometer chip to existing solutions). In addition, as opposed to LED-based solutions, our lasers can be turned on more intermittently, and we employ dynamic adaptive power control to optimize laser on-time and overall power consumption for each different biomarker measurement, thus our solution will be more power efficient than existing solutions.
We believe our platform will also be able to address existing applications in consumer and medtech wearables with significantly higher resolution, accuracy, and range. Further, we believe there are multiple additional markets and opportunities for our technology platform in areas such as data center connectivity (optical transceivers), machine vision (robotic and automotive LiDAR), and compute connectivity (co-packaged optics, or CPO).

Following the completion of our product development phase and introduction of our products to the consumer and medtech wearable markets, we expect our revenue to be derived from sales of both high-volume consumer wearable products and wearables targeting medical applications. In addition, we plan to offer advanced module applications with biomarker detection capabilities for advanced health metrics that can detect and classify data that could potentially alert patients and healthcare providers to take preemptive action to prevent disease. We also expect to offer a cloud analytics platform to provide a full range of subscription services, including the deployment of our technology through a subscription and cloud-based software as a service.
To date, we have generated revenue primarily from non-recurring engineering ("NRE") and development services for customer-specific designs of silicon photonics chipsets for incorporation into their customers’ end products and we have financed our operations primarily through the Business Combination, issuance of convertible loan notes, as well as private placements of ordinary shares. From the date of our formation through June 30, 2022 we have raised aggregate gross proceeds of approximately $371.5 million from the issuance of convertible loan notes and ordinary shares. For the six months ended June 30, 2022, we incurred a net loss of $121.8 million and utilized $80.0 million in cash to fund our operations.
While we remain committed to being efficient in the use of cash in our operations, we have built a framework to enable a rapid move to commercial production by focusing our capital and operating expenditures on:
•investing in our technology and our silicon photonics solutions;
•developing innovative solutions and applications for our technology;
•commercializing our silicon photonics solutions;
•investing in our sales and marketing activities and distribution channels;
•improving our operational, financial, and management information systems;
•obtaining, maintaining and expanding our intellectual property portfolio; and
•enhancing our internal functions to support our operations as a public company.
Impact of COVID-19
The COVID-19 pandemic has nearly reached the three-year mark and our priority continues to be the health and safety of our employees. The overall recovery from the COVID-19 pandemic has been uneven and has presented many challenges and risks from general economic uncertainty, changes in consumer demand, disruption of supply chains, challenges with hiring, and labor and supply cost inflation. However, as we implemented our phased return to office plan starting in July 2021, we were able to provide greater levels of work flexibility to employees and maintain health and safety standards for employees meeting all regulatory requirements.
We continually evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and assess the potential impact on our business and financial position. Despite the emergence of vaccines and vaccine boosters, the end of the COVID-19 pandemic is still uncertain. As such, we expect that the pandemic may continue to have an effect on our results, although the magnitude, duration, and full effects of the pandemic on our future results of operations or cash flows remain difficult to predict at this time.
For further discussion of the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

Results of Operations for the Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021
The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1,505	$2,195	$2,467	$3,966
Cost of revenue	2,292	4,549	5,687	8,283
Gross profit	(787)	(2,354)	(3,220)	(4,317)
Operating expenses:
Selling, general, and administrative expenses	21,166	6,715	32,104	14,020
Research and development expenses	26,299	17,551	51,101	33,531
Total operating expenses	47,465	24,266	83,205	47,551
Loss from operations	(48,252)	(26,620)	(86,425)	(51,868)
Other income (expense):
Other (expense) income	(155)	2,860	(169)	2,860
Interest expense, net	(4,514)	(179)	(7,167)	(326)
(Loss) gain on equity method investment	(169)	(597)	38	(760)
Change in fair value of debt instruments	(47,579)	(6,008)	(47,579)	(45,661)
Change in fair value of warrant liabilities	(18,219)	—	(18,008)	—
(Loss) gain on foreign currency	(3,417)	97	(4,645)	631
Total other expense	(74,053)	(3,827)	(77,530)	(43,256)
Loss before income taxes	(122,305)	(30,447)	(163,955)	(95,124)
Provision for income tax (benefit)	(468)	110	(337)	210
Net loss	$(121,837)	$(30,557)	$(163,618)	$(95,334)
Discussion and Analysis of Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue	$1,505	$2,195	$(690)	(31)%	$2,467	$3,966	$(1,499)	(38)%
Revenue decreased by $0.7 million, or 31%, to $1.5 million for the three months ended June 30, 2022 from $2.2 million for the three months ended June 30, 2021. Revenue decreased by 1.5 million, or 38%, to $2.5 million for the six months ended June 30, 2022 from $2.2 million for the six months ended June 30, 2021. This decrease is primarily driven by an ongoing backlog of project deliverables in fiscal 2022 when compared to fiscal 2021 where we completed and delivered on project milestones for our significant customers.
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

Cost of Revenue and Gross Profit (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$2,292	$4,549	$(2,257)	(50)%	$5,687	$8,283	$(2,596)	(31)%
Gross Profit	(787)	(2,354)	1,567	(67)%	(3,220)	(4,317)	1,097	(25)%
Gross Margin	(52)%	(107)%	NM	NM	(131)%	(109)%	NM	NM

NM – Not meaningful
Cost of revenue decreased by $2.3 million, or 50%, to $2.3 million for the three months ended June 30, 2022 from $4.5 million for the three months ended June 30, 2021. This decrease in cost of revenue was primarily driven by a decrease of $1.4 million in human capital due to the allocation of headcount into products that are considered part of research and development activities. Gross profit increased by $1.6 million, or 67% to $0.8 million for the three months ended June 30, 2022 from $2.4 million for the three months ended June 30, 2021. The decrease in gross profit was primarily driven by an overall decrease in revenue for the three months ended June 30, 2022.
Cost of revenue decreased by $2.6 million, or 31%, to $5.7 million for the six months ended June 30, 2022 from $8.3 million for the six months ended June 30, 2021. This decrease in cost of revenue was primarily driven by a decrease of $1.7 million in human capital due to the allocation of headcount into products that are considered part of research and development activities. Gross profit increased by $1.1 million, or 25% to $3.2 million for the six months ended June 30, 2022 from $4.3 million for the six months ended June 30, 2021. The decrease in gross profit was primarily driven by an overall decrease in revenue for the three months ended June 30, 2022.
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
Selling, General and Administrative Expenses (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Selling, general, and administrative expenses	$21,166	$6,715	$14,451	215%	$32,104	$14,020	$18,084	129%
Selling, general and administrative expenses increased by $14.5 million, or 215%, to $21.2 million for the three months ended June 30, 2022 from $6.7 million for the three months ended June 30, 2021. The increase was primarily due to non-recurring costs of $10.0 million related to the financing arrangement of the Convertible Senior Secured Notes. Further, $1.8 million of the increase in expense related to general corporate growth was due to an increase in insurance expense, and $0.9 million and $0.4 million were due to increased human capital and stock-based compensation costs, respectively.
Selling, general and administrative expenses increased by $18.1 million, or 129%, to $32.1 million for the six months ended June 30, 2022 from $14.0 million for the six months ended June 30, 2021. The increase was primarily due to non-recurring costs of $10.0 million related to the financing arrangement of the Convertible Senior Secured Notes. Further, the increase in expense related to general corporate growth, of which $3.6 million was due to increase of insurance expense, $1.7 million and $0.7 million were due to increased human capital and stock-based compensation costs, respectively.

Selling, general, and administrative expenses consist of human capital related expenses for employees involved in general corporate functions, including executive management and administration, accounting, finance, tax, legal, information technology, marketing, and human resources; depreciation expense and rent relating to facilities; travel costs; professional fees; and other general corporate costs. Human capital expenses primarily include salaries, benefits, bonuses, and stock-based compensation. We expect our selling, general and administrative expense to remain relatively constant for the foreseeable future as we believe our current headcount is sufficient to support currently anticipated growth in our business, and to operate as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional general and director and officer insurance expenses, investor relations activities, and other administrative and professional services.
Research and Development Expenses (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Research and development expenses	$26,299	$17,551	$8,748	50%	$51,101	$33,531	$17,570	52%
Research and development expenses increased by $8.7 million, or 50%, to $26.3 million for the three months ended June 30, 2022 from $17.6 million for the three months ended June 30, 2021. The increase was primarily attributable to an increase in human capital and stock-based compensation expenses of $1.9 million and $1.6 million, respectively, and an increase in IT infrastructure costs of $1.8 million. The increase in expense was offset by $3.3 million in research and development tax credits and grants which was higher when compared to the prior period due to higher claims for our research and development activities in 2022.
Research and development expenses increased by $17.6 million, or 52%, to $51.1 million for the six months ended June 30, 2022 from $33.5 million for the six months ended June 30, 2021. The increase was primarily attributable to an increase in human capital and stock-based compensation expenses of $6.9 million and $3.4 million, respectively.The increase was also attributable to engineering costs of $1.3 million in respect of our manufacturing partners. The increase in expense was offset by $6.0 million in research and development tax credits and grants which was higher when compared to the prior period due to higher claims for our research and development activities in 2022.
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
Other income, net (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Other income, net	$(155)	$2,860	$(3,015)	100%	$(169)	$2,860	$(3,029)	100%
The decrease in other income, net for the three and six months ended June 30, 2022 is attributable to the absence of the forgiveness of Paycheck Protection Program debt and related accrued interest in fiscal 2022.
Interest Expense, net (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021
Interest expense, net	$4,514	$179	$4,335	2,422%	$7,167	$326	$6,841	2,098%
The change in interest expense, net increased by $4.3 million or 2422%, for the three months ended June 30, 2022 when compared to the same period in fiscal 2021 and $6.8 million or 2098% for the six for the months ended June 30, 2022 when compared to the same period in fiscal 2021. The increase is due to the interest expense recorded for the 2020 Term Facility Loan using the effective interest rate method, and accrued interest from the Convertible Senior Secured Notes due in 2026.

Interest income consists primarily of interest received or earned on our cash, cash equivalents, and investment balances held in interest-bearing deposit accounts. Interest expense consists of interest paid on our Term Facility Loan and capital lease obligations.
Gain/(Loss) on Equity Method Investment (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Equity method investment loss	$(169)	$(597)	$428	(72)%	$38	$(760)	$798	(105)%
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
Change in Fair Value of Debt Instruments (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Change in fair value of debt instruments	$(47,579)	$(6,008)	$(41,571)	692%	$(47,579)	$(45,661)	$(1,918)	4%
Change in fair value of debt instruments captures losses from a change in fair value estimates using binomial lattice methodologies that are based upon a set of valuation assumptions. As of June 30, 2022, the Convertible Senior Secured Notes due in 2026 debt instrument required fair value adjustment. All convertible debt instruments held by the Company prior to the Business Combination in August 2021 were converted to ordinary shares in the Company as part of the close of the Business Combination in August 2021.
Change in Fair Value of Warrant Liabilities (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Change in fair value of warrants	$(18,219)	$—	$(18,219)	100%	$(18,008)	$—	$(18,008)	100%
Change in fair value of warrant liabilities captures activity from a change in fair value estimates based upon a set of valuation assumptions. The Private Placement Warrants were assumed from SC Health and recorded as part of the Business Combination and therefore there was no prior year balance.
Gain (Loss) on Foreign Currency (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Gain/(loss) on foreign currency	$(3,417)	$97	$(3,514)	(3,623)%	$(4,645)	$631	$(5,276)	(836)%
Change in gain (loss) on foreign currency captures activity from the impact of foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. During the three and six months ended June 30, 2022 and 2021, most of our balances are held in the reporting currency, which decrease the impact of foreign currency fluctuations on the results of our operations.
We have significant international operations that are denominated in foreign currencies, primarily the British Pound and Euro, subjecting us to foreign currency exchange risk that may adversely impact our financial results. We calculate the year-

over-year impact of foreign currency movement on our business using foreign currency exchange rates that are applied to transactional currency amounts.
Provision for Income Tax (in thousands, except for percentages)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Provision for income tax	$(468)	$110	$(578)	(525)%	$(337)	$210	$(547)	(260)%
Change in provision for income tax expense for the six months ended June 30, 2022 is due to an overall increase in expenditures. The effective income tax rate was less than 1.0% for the three and six months ended June 30, 2022 and 2021. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized. The income tax expenses shown above are primarily related to corporate income taxes in the United States, which operates on a cost-plus arrangement and minimum filing fees in the foreign jurisdictions where we have operations.
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
Reconciliation
The following table reconciles our net loss (the most directly comparable GAAP measure) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Loss	$(121,837)	$(30,557)	$(163,618)	$(95,334)
Interest expense, net	4,514	179	7,167	326
Provision for income tax (benefit)	(468)	110	(337)	210
Depreciation and amortization	1,581	1,069	3,085	1,999
EBITDA	(116,210)	(29,199)	(153,703)	(92,799)
Non-capitalized transaction costs*	9,988	79	9,988	1,040
Stock-based compensation	3,948	1,976	7,977	3,701
Change in equity-method investment	153	604	(181)	491
Change in fair value of debt instruments	47,579	6,008	47,579	45,661
Change in fair value of warrants	18,219	—	18,008	—
Forgiveness of PPP Loan	—	(2,860)	—	(2,860)
Adjusted EBITDA	$(36,323)	$(23,392)	$(70,332)	$(44,766)

* Non-capitalized transaction costs include non-recurring expense related to the issuance of convertible loan notes in 2022, 2021 and the Business Combination.
Liquidity and Capital Resources
Due to our history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, management concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2021 as to the substantial doubt about our ability to continue as a going concern. Since inception, legacy Rockley has financed its operations primarily through Business Combination, the issuance and sale of convertible loan notes, ordinary shares, agreed-upon projects, and research and development tax credit receivables in accordance with the relevant U.K. tax legislation. As of June 30, 2022 and December 31, 2021, the cash, cash equivalents and investments balance was $46.6 million and $81.4 million, respectively.
Liquidity Requirements
In October 2021, the Company entered into an equity line of credit arrangement (“ELOC”) with Lincoln Park Capital Fund, LLC, an Illinois limited liability company ("LPCF"). The ELOC is a private placement with registration rights, providing LPCF the ability to purchase up to 7.8 million of the Company's ordinary shares for up to $50.0 million over 24 months. Proceeds from the sale of shares will go towards the Company to be used for working capital.

On May 27, 2022, the Company issued Convertible Senior Secured Notes in an aggregate principal amount of $81.5 million pursuant to the Indenture, dated as of May 27, 2022, among the Company, certain of its subsidiaries, as guarantors, and Wilmington Savings Fund Society, FSB, as trustee and as collateral agent in a private placement financing and in connection therewith agreed to comply with the affirmative and negative covenants contained in the Indenture, including a covenant that requires the Company to pledge at all time at least $20.0 million of cash and cash equivalents to secure the Notes. This minimum cash and cash equivalents requirement potentially limits the Company’s liquidity position. See “Risk Factors — Our existing and future indebtedness, including the Notes, restricts our ability to raise additional capital to fund our operations and repay our debt including the Notes and limits our ability to react to changes in the economy or our industry.” for a discussion of risks related to restrictive covenants in the Indenture.

As of June 30, 2022, we have yet to generate any material revenue from our business operations. Management continues to explore a range of options to further address the Company’s capitalization and liquidity. If we raise funds by issuing debt securities or incurring loans, this form of financing would have rights, preferences, and privileges senior to those of holders of our Ordinary Shares. The availability and the terms under which we can borrow additional capital could be disadvantageous, and the terms of debt securities or borrowings could impose significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of the Company’s Ordinary Shares. There can be no assurances that any additional debt or equity financing would be available to us or if available, that such financing would be on favorable terms to us.
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
•Assisting our fabless manufacturing partners with expansion of production capacity;
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
Historical Cash Flows
For the Six Months Ended June 30, 2022 and 2021 (in thousands)

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(79,972)	$(54,457)
Net cash (used in) provided by investing activities	33,954	(3,322)
Net cash provided by financing activities	48,004	73,946
Net increase in cash and cash equivalents	$1,986	$16,167

Cash Flows from Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $80.0 million, primarily consisting of net losses of $163.6 million, adjusted by non-cash depreciation and amortization of $3.1 million, reversal of bad debt expense of $0.1 million, stock-based compensation of $8.0 million, change in equity-method investment of $0.2 million, and changes in fair value of warrants of $18.0 million. Changes in assets and liabilities for the six months ended June 30, 2022 included the following: increases in other receivables and accrued expenses, offset by decreases in accounts receivable, prepaid expenses, other current assets and trade payables.
During the six months ended June 30, 2021, net cash used in operating activities was $54.5 million, primarily consisting of net losses of $95.3 million, adjusted by non-cash depreciation and amortization of $1.1 million, bad debt expense of $0.4 million, stock-based compensation of $3.7 million, change in equity-method investment of $0.5 million, and changes in fair value of debt instruments of $45.7 million. Changes in assets and liabilities for the six months ended June 30, 2021 included the following: increases in other receivables, prepaid expenses, trade payables and accrued expenses, offset by decreases in accounts receivable and other current assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $34.0 million for the six months ended June 30, 2022, primarily related to the proceeds received from the sale of marketable securities of $36.9 million and from the purchases of property and equipment to be used in the ordinary course of business. Net cash used in investing activities was $3.3 million for the six months ended June 30, 2021, primarily related to purchases of property and equipment to be used in the ordinary course of business.

Cash Flows from Financing Activities
Net cash used in financing activities was $48.0 million for the six months ended June 30, 2022, primarily related to the principal payments we have made on the 2020 Term Facility Loan. Net cash provided by financing activities was $73.9 million for the six months ended June 30, 2021, primarily consisting of proceeds received for convertible loan notes.
Contractual Obligations and Commitments
Purchase obligations include commitments to third-party suppliers for various research and development activities. As of June 30, 2022, we had $12.0 million in contractual obligations for which we have not yet received services.
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
There have been no substantial changes to these estimates, or the related policies during the six months ended June 30, 2022. For a full discussion of these estimates and policies is fully described in "Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide this item.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Interim Chief Financial Officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2021. Based on such evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and internal control over financial reporting were effective at the reasonable level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.Risk Factors
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s ordinary shares, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K") under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s ordinary shares, could be materially and adversely affected. Below are additions to our risk factors since our 2021 Form 10-K.
We are subject to restrictive debt covenants that may limit our ability to finance our future operations and capital needs and to pursue business opportunities and activities.
On May 27, 2022, we issued convertible senior secured Notes in the aggregate principal amount of $81.5 million and 144A Warrants to purchase approximately 26.5 million of our ordinary shares to certain investors pursuant to an Amended and Restated Subscription Agreement dated May 26, 2022. The Notes were issued pursuant to an Indenture, which imposes significant operating and financial restrictions on us and our subsidiaries. These restrictions limit our ability, among other things, to:
◦ issue ordinary shares or other securities convertible or exercisable into ordinary shares;
◦ incur additional indebtedness or issue certain disqualified stock and preferred stock;
◦ pay dividends and limit our subsidiaries' ability to pay dividends and make other payments to us;
◦ enter into agreements limiting subsidiary distributions;
◦ redeem or repurchase equity securities;
◦ prepay subordinated indebtedness;
◦ make certain investments, including acquisitions;
◦ engage in transactions with affiliates;
◦ sell certain assets or merge with or into other companies;
◦ guarantee indebtedness; and
◦ create liens.
In addition, the Indenture requires us to pledge at all times at least $20.0 million of cash and cash equivalents to secure the Notes, which requirement further limits our liquidity position.
As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to pursue our business plan or otherwise compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we incur could include more restrictive covenants. There is no assurance that we will be able to maintain compliance with these covenants in the future or have the ability to obtain waivers from the holders of the Notes and/or amend the covenants.
These restrictions may significantly limit our ability to operate our businesses and may prohibit or limit activity to enhance our operations or take advantage of potential business opportunities as they arise. All of these limitations are subject to significant exceptions and qualifications. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, we would be in default under our indebtedness, which may then become immediately due and payable. In addition, we will become subject to significant penalties if we fail to meet our obligations under the financing documents relating to the Notes and the 144A Warrants, including the Registration Rights Agreement, and we may not have, or be able to obtain, sufficient funds to make accelerated or penalty payments. Our ability to comply with the provisions of our financing arrangements may be affected by changes in economic or business conditions or other events beyond our control. These restrictions and covenants, or our failure to maintain compliance with them, would materially and adversely affect our business, results of operations, financial condition, and our growth prospects.

Rockley’s failure to raise additional capital or generate the significant capital necessary to expand its operations could reduce its ability to compete and could harm its business.

Rockley intends to continue to make investments to support its product development efforts and overall business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance its products or acquire complementary businesses and technologies. Accordingly, Rockley may in the long-term need to engage in equity or debt financings to secure additional funds. If Rockley raises additional equity or equity-linked financing, shareholders may experience dilution of their ownership interests. Current and future indebtedness may also contain terms that, among other things, restrict Rockley’s ability to incur additional indebtedness or issue or sell any ordinary shares, or any securities convertible into or exercisable for ordinary shares, at a price, or having a conversion or exercise price, that is less than the conversion price (as defined in the Indenture) on the Notes. Rockley may also be required to take other actions that would otherwise be in the interests of the debt holders and would require it to maintain specified liquidity or other ratios, any of which could harm Rockley’s business, operating results, and financial condition. For instance, the Indenture contains an affirmative covenant that requires Rockley to maintain minimum unrestricted cash and cash equivalents of $20.0 million. Rockley may not be able to obtain additional financing on terms favorable to it, if at all. If Rockley is unable to obtain adequate financing or financing on satisfactory terms when required, Rockley’s ability to continue to support its business growth and to respond to business challenges could be significantly impaired, and its business may be adversely affected.

Rockley has a history of recurring losses and negative cash flows from operations, and a significant accumulated deficit, which raises substantial doubt about its ability to continue as a “going concern.”

Since inception, Rockley has financed its operations primarily through the issuance and sale of convertible debt, ordinary shares and revenue received from agreed-upon projects. As of December 31, 2021 and June 30, 2022, Rockley’s cash and cash equivalents balance was $36.8 million and $38.8 million, respectively, and it had an accumulated deficit of $400.9 million and $564.5 million, respectively. Due to Rockley’s history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, its management concluded that there is substantial doubt about Rockley’s ability to continue as a going concern. There have been no adjustments to the accompanying financial statements of Rockley to reflect this uncertainty. Rockley’s ability to continue as a going concern is dependent upon it becoming profitable in the future or obtaining the necessary capital to meet its obligations. Rockley’s determination of substantial doubt about its ability to continue as a going concern could materially limit its ability to raise additional funds through the issuance of equity securities, debt financing or otherwise. There can be no assurance that any such issuance of equity securities, debt financing or other means of financing will be available in the future, or the terms of any such financing will be acceptable to Rockley. Further, there can be no assurance that Rockley will ever become profitable or continue as a going concern.

We have a significant number of securities outstanding that can be converted into, or exercised for, ordinary shares and certain of our outstanding warrants contain anti-dilution protection, all which may cause significant dilution to our shareholders, have a material adverse impact on the market price of our ordinary shares and make it more difficult for us to raise funds through future equity offerings.

As of June 30, 2022, we had outstanding 129,917,925 ordinary shares, Notes convertible into 26,461,038 ordinary shares (excluding any ordinary shares which may be issued in connection with interest make-whole payments), and 144A Warrants exercisable into an aggregate of 26,461,038 shares. We also granted an overallotment option to purchase additional Notes and additional 144A Warrants convertible or exercisable into ordinary shares in connection with our private placement financing. To the extent we issue such ordinary shares upon the conversion or exercise of these securities (including any ordinary shares which may be issued in connection with interest make-whole payments upon conversion of the Notes), it would dilute the percentage ownership interest of all shareholders, might dilute the book value per share of our ordinary shares, and would increase the number of our publicly traded shares, which could depress the market price of our ordinary shares. Our 144A Warrants contain a ratchet anti-dilution provision which, subject to limited exceptions, would reduce the exercise price of such securities (and increase the number of shares issuable) in the event that we in the future issue ordinary shares, or securities convertible into or exercisable to purchase ordinary shares, at a price per share lower than the exercise price then in effect. Our outstanding 144A Warrants are currently exercisable to acquire an aggregate of 26,461,038 ordinary shares at an exercise price of $5.00 per share. This ratchet anti-dilution provision would be triggered by the future issuance by us of ordinary shares or ordinary share equivalents at a price per share below the then applicable exercise price of the 144A Warrants, subject to limited exceptions. If issued pursuant to the overallotment option, the additional 144A Warrants will contain similar ratchet anti-dilution terms.
In addition to the dilutive effects described above, the perceived risk of dilution as a result of the significant number of increased outstanding ordinary shares due to the conversion of the Notes and the exercise of the 144A Warrants, as well as the additional Notes and additional 144A Warrants that may be issued if the overallotment option is exercised, may cause our ordinary shareholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our ordinary shares. Moreover, the perceived risk of dilution and the resulting downward pressure on our ordinary share price could encourage investors to engage in short sales of our ordinary shares, which could further contribute to price declines in our ordinary shares. The fact that our shareholders, note holders and warrant holders can sell substantial amounts of our ordinary shares in the public market, whether or not sales have occurred or are occurring, as well as the existence of the ratchet anti-dilution provision in the 144A Warrants and, if issued pursuant to the overallotment option, the additional 144A Warrants could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all. Any of the foregoing would likely cause our stock price to decline.

Our existing and future indebtedness, including the Notes, restricts our ability to raise additional capital to fund our operations and repay our debt including the Notes and limits our ability to react to changes in the economy or our industry.
Our indebtedness could:
•limit our ability to issue ordinary shares or other securities convertible or exercisable into ordinary shares;
•limit our ability to borrow, or increase our cost of borrowing, additional funds;
•make it difficult for us to satisfy our obligations under the Notes and our other indebtedness and contractual and commercial commitments;
• require us to dedicate a substantial portion of our cash flow from operations to payments of principal, interest, and other fees related to such indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes;
•increase our vulnerability to general adverse economic and technology industry conditions; and
•limit our flexibility in exercising our business plan or planning for, or reacting to, changes in our business and our industry, which may place us at a competitive disadvantage compared to our competitors that are better capitalized.
Our ability to make scheduled payments of the principal, interest, or refinance our indebtedness depends on our ability to raise capital in the future as well as our future financial performance, which is subject to several factors and uncertainties, including economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations our indebtedness or any future indebtedness we may incur as well as our ability to make necessary capital expenditures. If we are unable to raise capital on terms acceptable to us or generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance our existing or future indebtedness will depend on the conditions in the capital markets and our financial condition prior to maturity of the Notes or such other indebtedness.
In addition, we may incur significant additional indebtedness that could increase the risks associated with our existing indebtedness. While the Indenture generally limits our ability to incur additional indebtedness, there are certain exceptions available to us to incur additional indebtedness, including the overallotment option and additional Notes to be issued under the Indenture Agreement in an aggregate principal amount of up to $81.5 million. To the extent we incur additional indebtedness, the capital requirement to service such indebtedness would negatively impact our business, financial condition, results of operations, impose further strain on the Company, and could result in additional dilution.
Our business depends substantially on the efforts of our executive officers, including our Chief Executive Officer and founder, Dr. Andrew Rickman, OBE, and other highly skilled talent, and our operations may be severely disrupted if we lost their services.
We are highly dependent on our founder, Dr. Andrew Rickman, OBE as well our other executive officers, and the loss of their services could adversely affect our business because their loss could make it more difficult to, among other things, compete with other market participants, manage our research and development activities, and retain existing customers or cultivate new ones. Competition for highly-skilled talent is often intense, we may incur significant costs to attract highly-skilled talent, and we may not be successful in attracting, integrating, or retaining qualified talent to fulfill our current or future needs.

We have, from time to time, experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, we have experienced, and may in the future experience, changes in our senior management. For example, Dr. Amit Nagra, our former Chief Operating Officer, left the Company in April 2022 and in June 2022, Chad Becker was appointed as our Interim Chief Financial Officer to succeed Mahesh Karanth, who resigned from his position as Chief Financial Officer in June 2022.
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new talent or fail to retain and motivate our current talent, or if we fail to effectively manage any transitions among our senior management, our business, operations, and future growth prospects could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed and described in greater detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2022, on May 27, 2022 we issued convertible senior secured Notes in the aggregate principal amount of $81.5 million and 144A Warrants to purchase approximately 26.5 million ordinary shares at an exercise price of $5.00 per share, subject to certain anti-dilution adjustments, to certain investors pursuant to an Amended and Restated Subscription Agreement dated May 26, 2022. The Notes are convertible at an initial conversion price equal to $3.08 per share and subject to certain customary anti-dilution adjustments. The Notes mature in 2026 and bear interest at a rate of 9.5% per annum if paid in cash or, subject to the satisfaction of certain conditions, at a rate of 12.0% per annum payable at a rate of 5.75% per annum in cash and 6.25% per annum through the issuance of additional notes, which will also bear interest. The securities were sold in reliance upon an exemption from the registration requirements under the Securities Act afforded by Section 4(a)(2) of the Securities Act.
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
4.3
Indenture (including form of Note) dated May 27, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference from Exhibit 4.5 to the Registrant's Registration Statement on Form S-1 (File No. 333- 266077)).

4.4
First Supplemental Indenture dated August 4, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 5, 2022)

4.5	Form of Ordinary Share Purchase Warrant issued May 27, 2022 (incorporated by reference from Exhibit 4.6 to the Registrant's Registration Statement on Form S-1 (File No. 333- 266077)).
10.1
Amended and Restated Subscription Agreement dated May 26, 2022 by and among Rockley Photonics Holdings Limited, each of the Subsidiaries (as defined therein) of Rockley Photonics Holdings Limited and the Subscribers named therein. (incorporated by reference from Exhibit 10.1 to the Registrant's current report on Form 8-K filed May 31, 2022).

10.2
Registration Rights Agreement dated May 26, 2022 by and among Rockley Photonics Holdings Limited and the Subscribers named therein. (incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333- 266077)).

10.3
First Amendment to Amended and Restated Subscription Agreement dated August 4, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and the Subscribers named therein (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 5, 2022)

10.4	Severance Agreement for Mahesh Karanth, dated June 21, 2022 (incorporated by reference from Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333- 266077)).
10.5	Amendment to Amit Nagra’s Employment Agreement, dated January 20, 2022 (incorporated by reference from Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333- 266077)).
10.6
Chad Becker’s Interim Chief Financial Officer Appointment Letter, dated July 1, 2022 (incorporated by reference from Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 333- 266077)).

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

Rockley Photonics Holdings Limited

Date:	August 12, 2022		/s/ Dr. Andrew Rickman, OBE
		Name:	Dr. Andrew Rickman, OBE
		Title	Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2022		/s/ Mr. Chad Becker
		Name:	Mr. Chad Becker
		Title	Interim Chief Financial Officer
(Principal Financial Officer)