Form 10-Q
period 2022-09-30
Rockley Photonics Holdings Ltd
filed 2022-11-10
CIK 1852117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40735

Rockley Photonics Holdings Limited
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1644526
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
3rd Floor 1 Ashley Road
Altrincham, Cheshire
United Kingdom, WA14 2DT
(Address of principal executive offices and Zip Code)

+44 (0) 1865 292017
(Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 3, 2022, there were 132,747,605 shares of the Company's ordinary shares, par value $0.000004026575398, issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Rockley Photonics Holdings Limited’s (the “Company”) future expectations, beliefs, plans, prospects, objectives, and assumptions regarding future events or performance, as well as the Company’s strategies, future operations, financial position, and estimated future financial results and anticipated costs. The words “anticipate,” “believe,” “can,” “continue,” “could,” “developing,” “enable,” “estimate,” “eventual,” “expand,” “expect,” “focus,” “future,” “goal,” “intend,” “may,” “might,” “opportunity,” “outlook,” “plan,” “possible,” “position,” “potential,” “predict,” “project,” “revolutionize,” “seem,” “should,” “trend,” “will,” “would,” and other terms that predict or indicate future events, trends, or expectations, and similar expressions or the negative of such expressions may identify forward-looking statements, but the absence of these words or terms does not mean that a statement is not forward-looking.
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
•Rockley’s ability to obtain financing when and as needed on acceptable terms;
•Rockley’s ability to comply with the financial and restrictive covenants in its debt agreements, and the potential dilutive impact of such debt agreements;
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
•Rockley’s ability to manage its growth effectively;
•Rockley’s ability to achieve and maintain profitability in the future;
•Rockley’s ability to maintain the listing of its ordinary shares on the NYSE;
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

PART I - FINANCIAL INFORMATION
Item 1.Condensed Consolidated Financial Statements

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Balance Sheets
(Unaudited and in thousands, except share amounts and par value)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$4,881	$36,786
Short-term investments	—	26,965
Accounts receivable, net of allowance of $0 and $302 as of September 30, 2022 and December 31, 2021, respectively	786	1,359
Other receivables, net of allowance of $0 and $141 as of September 30, 2022 and December 31, 2021, respectively	48,385	47,462
Prepaid expenses and other current assets	9,899	6,802
Total current assets	63,951	119,374
Long-term investments	—	17,659
Property and equipment, net	9,554	10,187
Equity method investment	4,358	4,879
Intangible assets, net	3,048	3,048
Other non-current assets	9,969	7,683
Total assets	$90,880	$162,830

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Trade payables	$12,744	$6,882
Accrued expenses	15,867	17,360
Debt, current portion	—	26,312
Other current liabilities	1,464	1,238
Total current liabilities	30,075	51,792
Long-term debt, net of current portion	66,492	—
Warrant liabilities	20,829	3,477
Other long-term liabilities	3,337	3,743
Total liabilities	$120,733	$59,012

Commitments and contingencies (Note 14)

Shareholders’ equity (deficit)
Ordinary shares, $0.000004 par value; 12,443,961,038 and 12,417,500,000 authorized as of September 30, 2022 and December 31, 2021, respectively; 132,660,683 and 127,860,639 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	522,630	504,714
Accumulated deficit	(552,483)	(400,896)
Total shareholders’ (deficit) equity	(29,853)	103,818
Total liabilities and shareholders’ equity	$90,880	$162,830
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Operations
(Unaudited and in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$556	$1,839	$3,023	$5,805
Cost of revenue	2,066	3,459	7,753	11,742
Gross profit	(1,510)	(1,620)	(4,730)	(5,937)
Operating expenses:
Selling, general, and administrative expenses	13,010	13,568	45,114	27,588
Research and development expenses	25,748	26,418	76,849	59,949
Total operating expenses	38,758	39,986	121,963	87,537
Loss from operations	(40,268)	(41,606)	(126,693)	(93,474)
Other income (expense):
Other (expense) income, net	(180)	—	(349)	2,860
Interest expense, net	(3,690)	(1,587)	(10,857)	(1,913)
(Loss) gain on equity method investment	(270)	40	(232)	(720)
Change in fair value of debt instruments	27,227	(14,255)	(20,352)	(59,916)
Change in fair value of warrant liabilities	31,359	515	13,351	515
(Loss) gain on foreign currency	(1,877)	(481)	(6,522)	150
Total other income (expense)	52,569	(15,768)	(24,961)	(59,024)
Income (loss) before income taxes	12,301	(57,374)	(151,654)	(152,498)
Provision for income tax (benefit)	270	598	(67)	808
Net income (loss)	$12,031	$(57,972)	$(151,587)	$(153,306)

Earnings (net loss) per share:
Basic	$0.09	$(0.54)	$(1.17)	$(1.67)
Diluted	(0.09)	(0.54)	(1.17)	(1.67)

Weighted-average shares outstanding:
Basic	130,752,092	107,633,037	129,520,792	92,008,435
Diluted	170,038,105	107,633,037	129,520,792	92,008,435
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$12,031	$(57,972)	$(151,587)	$(153,306)
Other comprehensive income:
Unrealized gain on available-for-sale securities	176	—	—	—
Total other comprehensive income	176	—	—	—
Comprehensive income (loss)	$12,207	$(57,972)	$(151,587)	$(153,306)
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited and in thousands, except share amounts)

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2021	127,860,639	504,714	—	(400,896)	103,818
Net loss	—	—	—	(41,781)	(41,781)
Other comprehensive income (loss)	—	—	(291)	—	(291)
Exercise of stock options	789,809	579	—	—	579
Vesting of restricted stock units, net of withholding taxes	354,719	(359)	—	—	(359)
Stock-based compensation	—	4,029	—	—	4,029
Transaction costs	—	(595)	—	—	(595)
Balance, March 31, 2022	129,005,167	508,368	(291)	(442,677)	65,400
Net loss	—	—	—	(121,837)	(121,837)
Other comprehensive income	—	—	115	—	115
Exercise of stock options	382,222	516	—	—	516
Vesting of restricted stock units, net of withholding taxes	138,027	—	—	—	—
Stock-based compensation	—	3,948	—	—	3,948
Issuance of ordinary shares under employee stock purchase plan, net of taxes	392,509	1,045	—	—	1,045
Transaction costs	—	348	—	—	348
Balance, June 30, 2022	129,917,925	514,225	(176)	(564,514)	(50,465)
Net income	—	—	—	12,031	12,031
Other comprehensive income	—	—	176	—	176
Exercise of stock options	858,314	224	—	—	224
Vesting of restricted stock units, net of withholding taxes	342,238	—	—	—	—
Conversion of convertible notes to ordinary shares	1,542,206	5,548	—	—	5,548
Stock-based compensation	—	3,435	—	—	3,435
Transaction costs	—	(802)	—	—	(802)
Balance, September 30, 2022	132,660,683	522,630	—	(552,483)	(29,853)

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2020	83,539,382	201,576	—	(232,883)	(31,307)
Net loss	—	—	—	(64,777)	(64,777)
Exercise of stock options	216,670	137	—	—	137
Exercise of warrants	57,811	—	—	—	—
Issuance of warrants	—	263	—	—	263
Stock-based compensation	—	1,725	—	—	1,725
Balance, March 31, 2021	83,813,863	203,701	—	(297,660)	(93,959)
Net loss	—	—	—	(30,557)	(30,557)
Exercise of stock options	192,064	146	—	—	146
Stock-based compensation	—	1,976	—	—	1,976
Balance, June 30, 2021	84,005,927	205,823	—	(328,217)	(122,394)
Net loss	—	—	—	(57,972)	(57,972)
Exercise of stock options	57,123	86	—	—	86
Exercise of warrants	4,057,307	379	—	—	379
Conversion of convertible notes to ordinary shares	15,896,210	181,404	—	—	181,404
Equity consideration issued to SC Health	1,777,031	17,966	—	—	17,966
Equity consideration issued to PIPE	10,000,000	100,000	—	—	100,000
Equity consideration issued to SC Health Sponsor	10,562,500	50,000	—	—	50,000
Stock-based compensation	—	2,155	—	—	2,155
Transaction costs	—	(43,825)	—	—	(43,825)
Non-cash fair value of assumed liability-classified ordinary share warrants	—	(14,305)	—	—	(14,305)
Ordinary share issuance, net of issuance costs	319,000	—	—	—	—
Balance, September 30, 2021	126,675,098	499,683	—	(386,189)	113,494
See accompanying notes to condensed consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(151,587)	$(153,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,723	3,228
Non-cash operating lease cost	1,001	651
Gain on disposal of property and equipment	(114)	—
(Reversal) bad debt expense	(141)	377
Accretion of marketable securities to redemption value	(131)	(32)
Net realized loss on sale of marketable securities	(347)	—
Stock-based compensation	11,412	5,856
Change in equity-method investment	521	346
Change in fair value of debt instrument	20,352	59,916
Change in fair value of warrant liabilities	(13,351)	(515)
Forgiveness of Paycheck Protection Program loan	—	(2,860)
Non-cash interest on convertible loan notes	2,956	—
Changes in operating assets and liabilities:
Accounts receivable	573	3,032
Other receivables	(782)	(6,942)
Prepaid expenses and other current assets	(3,097)	(7,859)
Other non-current assets	(2,595)	—
Trade payables	4,942	1,147
Accrued expenses	9,228	5,800
Other current and long-term liabilities	(872)	(741)
Net cash used in operating activities	(117,309)	(91,902)
Cash flows from investing activities:
Purchase of property and equipment	(3,056)	(5,698)
Purchase of marketable securities	—	(54,800)
Proceeds from sale and maturities of marketable securities	45,102	5,030
Payment for asset acquisition	—	(500)
Net cash provided by (used in) investing activities	42,046	(55,968)
Cash flows from financing activities:
Proceeds from convertible loan notes	80,685	76,723
Principal payments on long-term debt	(26,311)	—
Transaction costs	(11,976)	(41,484)
Proceeds from exercise of options	1,319	369
Withheld taxes paid on behalf of employees on net settled stock-based awards	(359)	—
Proceeds from issuance of ordinary shares	—	167,966
Proceeds from exercise of warrants	—	379
Proceeds from issuance of warrants	—	263
Debt issuance costs incurred	—	(383)
Net cash provided by financing activities	43,358	203,833
Net (decrease) increase in cash and cash equivalents	(31,905)	55,963
Cash and cash equivalents:
Beginning of period	36,786	19,228
End of period	$4,881	$75,191
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
Basis of Presentation and Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the interim periods presented. The statements have been prepared in accordance with GAAP for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
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

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Going Concern
The Company has incurred net losses since inception, has an accumulated deficit of $552.5 million as of September 30, 2022 and negative cash flow from operations of $117.3 million for the nine months ended September 30, 2022 and expects to incur losses from operations for the foreseeable future. As of September 30, 2022, the Company had cash, cash equivalents and investments of $4.9 million. The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to obtain additional financing. As a result, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
We continually evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and assess the potential impact on our business, financial results and overall financial position.
Recently Adopted Accounting Pronouncements
In May 2021, the FASB issued ASU 2021-04, Modification of Equity Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options such as warrants that remain equity classified after modification or exchange based on consideration of the economic substance of the modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021. The adoption of the guidance did not have a material effect on the Company's condensed consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance. This amendment in ASU 2021-10 aims to increase transparency about government assistance transactions that are not in the scope of other GAAP guidance. The ASU requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions. The ASU is effective for fiscal years beginning after December 15, 2021. Effective January 1, 2022, the Company adopted ASU 2021-10 on a prospective basis. The Company adopted this standard as of January 1, 2022.
Accounting Pronouncements Issued but Not Yet Adopted
Other recent accounting pronouncements not yet adopted are not expected to have a material impact on the Company's condensed consolidated financial statements.
2.Business Combination

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Summary of Shares Issued

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The following table presents our revenue disaggregated by primary geographical market where revenues are attributable to the region in which the billing address of the customer is located (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$556	$1,537	$3,023	$5,503
Rest of World	—	302	—	302
Total revenue	$556	$1,839	$3,023	$5,805
The following tables summarize our most significant customers as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	83%	69%	91%	89%

	Accounts Receivable
	September 30, 2022	December 31, 2021
Customer A	42%	72%
The following table presents property, equipment, finance lease and intangible assets held in the U.S. and internationally in various foreign subsidiaries as of September 30, 2022 and December 31, 2021 (in thousands):

	As of
	September 30, 2022	December 31, 2021
United States	$7,466	$8,442
Rest of World	5,136	4,793
Total property, equipment, finance lease and intangible assets	$12,602	$13,235

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.Equity Method Investment
As of September 30, 2022 and December 31, 2021, we held an investment in Hengtong Rockley Technology Co., Ltd (“HRT”). Two of HRT's five board members were appointed by Rockley. HRT manufactures and sells optical fiber transceivers based on silicon photonics chipsets. HRT has share capital consisting solely of ordinary shares. We hold 24.9% of HRT’s ordinary shares, and the same proportion of its voting rights. We consider HRT to be a variable interest entity upon which the Company does exercise significant influence. However, considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions, the Company concluded it does not control the investment. Accordingly, the investment in HRT is accounted for under the equity method. We elected to use a three-month lag to record our share of HRT’s results.
The following table summarizes our investment in HRT for the nine months ended September 30, 2022 (in thousands):

Beginning balance, January 1, 2022	$4,879
Remeasurement loss on HRT	(289)
Share of loss of HRT	(232)
Ending balance, September 30, 2022	$4,358
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
Investments
The following is a summary of our investments at their cost or amortized cost for the periods ended September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Corporate bonds and commercial paper	$—	$20,042
U.S. Treasury securities	—	24,587
Total investments	$—	$44,629
Fair Value of Financial Instruments

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2022
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents	$4,881	$4,881	$—
Total cash, cash equivalents and investments	$4,881	$4,881	$—

	December 31, 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents	$36,786	$36,786	$—
Corporate bonds and commercial paper	20,037	—	20,037
U.S. Treasury securities	24,587	24,587	—
Total cash and cash equivalents	$81,410	$61,373	$20,037
The financial liabilities subject to fair value measurement on a recurring basis and classified as Level 3, were as follows (in thousands):

	As of
	September 30, 2022	December 31, 2021
Financial Liabilities
Private Placement Warrants	$18	$3,477
2026 Convertible Notes (May Notes)	66,492	—
Warrants issued in connection with the 2026 Convertible Notes (May 144A Warrants)	20,811	—
Total financial liabilities	$87,321	$3,477
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
The following table presents the changes in the fair value of the Private Placement Warrants (in thousands):

Fair value at December 31, 2021	$3,477
Change in fair value	$(3,459)
Fair value at September 30, 2022	$18
May Notes
On May 27, 2022, we issued $81.5 million aggregate principal amount of the 2026 Convertible Notes (the "May Notes") and detachable warrants (the "May 144A Warrants") to purchase approximately 26.5 million ordinary shares of the Company (see Note 7, Debt and Note 8, Warrants for details). At September 30, 2022, after accounting for conversions and additional issuances described further in Note 7—"Debt", the outstanding principal balance of the May Notes was $78.5 million .
At September 30, 2022, the fair value of the outstanding principal of the May Notes was $66.5 million which was measured using a lattice model (which is discussed in further detail below) with the following significant inputs:

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair value per share of ordinary shares, net of 4.0% discount for lack of marketability	$0.71
Risk-free interest rate	4.19%
Expected volatility	75.0%
Expected term, in years	3.62
Credit spread (bps)	979
Coupon rate (all cash)	9.5%
Coupon rate (cash & payment-in-kind)
Cash	5.75%
Payment-in-kind	6.25%
For the nine months ended September 30, 2022, we recorded a change in fair value of $19.6 million from the remeasurement of the May Notes, as follows (in thousands).

Fair value at May 27, 2022	$50,487
Less:
Issuance discount	(505)
Conversion of May Notes to equity	(4,750)
Add:
Issuance in-kind of May Notes for interest make-whole provision	1,706
Change in fair value	19,554
Fair value at September 30, 2022	$66,492
Binomial Lattice Model
A lattice model was used to determine the fair value of the May Notes based on assumptions as to when the May Notes would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) each holder shall have the option to convert the May Notes to the Company's ordinary shares at a rate of 324.6753 (the "conversion rate") per $1,000 principal amount of May Notes prior to the close of the second trading date immediately preceding the maturity date; (ii) at any time prior to the maturity date, the Company may redeem the May Notes in an amount equal to the sum of the redemption price plus the redemption premium; (iii) the holders may surrender the May Notes subject to the optional redemption or tax redemption at any time prior to the close of business on the second trading day immediately preceding the redemption date; and (iv) upon any conversion, other than a conversion "in connection with" a Make-Whole Fundamental Change, Springing Repurchase Offer, a Make-Whole Redemption or a Tax Redemption, the Company will make an interest make-whole payment to the converting holder equal to the sum of the remaining scheduled payments of interest that would have been made on the May Notes to be converted had such May Notes remained outstanding from the conversion date to and including the maturity date. The lattice model uses the stock price, maturity date, risk-free rate, estimated stock volatility, and estimated credit spread. We remeasure the fair value of the debt instrument and record the change as a gain or loss from change in fair value of debt in the statements of operations and comprehensive loss for each reporting period.
May 144A Warrants issued in connection with the May Notes
In connection with the issuance of the May Notes, we issued detachable May 144A Warrants which were bifurcated from the May Notes and recorded at fair value as a liability. At September 30, 2022, the fair value of the May 144A Warrants was $20.8 million which was measured using the Monte Carlo simulation method. The May 144A Warrants' ratchet anti-dilution provision creates path-dependent exercise prices of the May 144A Warrants. The Company therefore concluded that the Monte Carlo simulation model is the appropriate method to fair value the May 144A Warrants and the inputs of the valuation model are classified as “Level 3”.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following key inputs to the Monte Carlo simulation model were used at September 30, 2022:

Fair value per share of ordinary shares, net of 4.0% discount for lack of marketability	$0.71
Interest rate	3.8%
Expected volatility	74.5%
Initial exercise price	$5.00
Exercise price floor	$2.80
For the nine months ended September 30, 2022, we recorded a change in fair value of $9.9 million from the initial issuance date of the May 144A Warrants, as follows (in thousands).

Fair value at, May 27, 2022	$31,013
Less: Issuance discount	(309)
Change in fair value	(9,893)
Fair value at September 30, 2022	$20,811
6.Balance Sheet Components
Cash and cash equivalents
Our cash and cash equivalents balances were concentrated by location as follows:

	September 30, 2022	December 31, 2021
United Kingdom	22%	97%
United States	77%	3%
Other	1%	—%
Other receivables (in thousands)

	September 30, 2022	December 31, 2021
R&D tax credit receivable[1]	$47,331	$45,632
Grants receivable	559	753
VAT receivable	480	1,073
Other receivable, net	15	4
Total other receivables	$48,385	$47,462
1 The research and development tax credit receivable consists of research and development expenses that have been claimed as research and development tax credits in accordance with the relevant U.K. tax legislation. The claims related to the 2020 year are currently under examination by the U.K. government.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Property and equipment, net (in thousands)

	September 30, 2022	December 31, 2021
Computer equipment	$2,298	$1,998
Lab equipment	15,349	13,940
Motor vehicles	31	31
Furniture and fixtures	327	315
Leasehold improvements	1,230	1,230
Assets under construction	656	—
Total property and equipment	$19,891	$17,514
Less: accumulated depreciation	(11,820)	(9,088)
Total property and equipment, net	$8,071	$8,426
Total depreciation expense for the three months ended September 30, 2022 and 2021 was $1.5 million and $1.2 million, respectively. Total depreciation expense for the nine months ended September 30, 2022 and 2021 was $4.4 million and $3.0 million, respectively.
Finance lease right-of-use assets, net (in thousands)

	September 30, 2022	December 31, 2021
Finance lease right-of-use assets	$2,966	$2,966
Less: accumulated amortization	(1,483)	(1,205)
Total finance lease right-of-use assets, net	$1,483	$1,761
Amortization expense for the three months ended September 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $0.3 million and $0.3 million, respectively.
Intangible assets, net (in thousands)

	September 30, 2022	December 31, 2021
In-process research and development	$3,048	$3,048
Total intangible assets, net	$3,048	$3,048
The Company reviews its intangible assets for potential impairment whenever events or circumstances indicate that the carrying value of the intangible assets may not be recoverable. No impairment charges were recorded for the three and nine months ended September 30, 2022 and 2021.
Other non-current assets (in thousands)

	September 30, 2022	December 31, 2021
Security deposits	$224	$280
Operating right of use assets	4,268	4,577
Prepaid asset, net of current portion	5,477	2,826
Total other non-current assets	$9,969	$7,683

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued expenses (in thousands)

	September 30, 2022	December 31, 2021
Accrued bonus	$4,974	$7,546
Accrued fabrication costs	2,605	3,110
Accrued payroll and benefits	2,280	2,750
Accrued interest expense	1,250	146
Accrued restructuring charges	955	—
Accrued taxes (taxes receivable)	(46)	439
Accrued transaction costs	—	1,004
Other accrued expenses	3,849	2,365
Total accrued expenses	$15,867	$17,360
In the quarter ended September 30, 22, we executed a restructuring plan to reduce costs and redirect resources to our highest priority activities, which included a reduction in our global workforce by approximately 20%. A restructuring charge of $1.0 million was recorded and consisted of employee severance-related costs. Substantially all activities under the plan have been completed. and we expect largely all of the accrued amounts to be paid by the end of the 2022 fiscal year.
7.Debt
The remeasurement of the fair value and the conversion of debt adjustments associated with prior period convertible debt instruments in the nine months ended September 30, 2021 are described in “Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022. The disclosure below describes debt instruments with activity and balances in the current fiscal period and where applicable, the corresponding prior period balances of those debt instruments.
The following table summarizes information relating to our debt, (in thousands):

	September 30, 2022
	Principal	Change in Fair Value Adjustment	Conversion of Debt Adjustment	Interest[1]	Cash Payment	Net
2026 Convertible Notes (May Notes)	$81,500	$(11,964)	$(4,750)	$1,706	$—	$66,492
2020 Term Facility Loan	33,949	6,234	(13,003)	10,123	(37,303)	—
Total long-term debt	$115,449	$(5,730)	$(17,753)	$11,829	$(37,303)	$66,492
Less: current portion of long-term debt						—
Long-term debt, net of current portion						$66,492
[1] Interest from the May Notes relates to the issuance in-kind of May Notes for the interest make-whole provision upon conversion of May Notes to equity in the fiscal quarter ended September 30, 2022. Interest from the 2020 Term Facility relates to the imputed interest of the payment arrangement in place upon the close of the Business Combination in August 2021.

	December 31, 2021
	Principal	Change in Fair Value Adjustment	Conversion of Debt Adjustment	Accreted Interest	Cash Payment	Net
2020 Term Facility Loan	$33,949	$6,234	$(13,003)	$4,132	$(5,000)	$26,312
Less: current portion of long-term debt						(26,312)
Long-term debt, net of current portion						$—
The following table summarizes our aggregate future principal debt maturities as of September 30, 2022 (in thousands):

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Year Ending December 31,
2022 (for the remaining three months)	$—
2023	—
2024	—
2025	—
2026	78,456
Total aggregate future principal payments	$78,456
May Notes
On May 27, 2022, we issued $81.5 million aggregate principal amount of Convertible Senior Secured Notes Due 2026 (the “May Notes”) and warrants (the "May 144A Warrants") to purchase approximately 26.5 million ordinary shares of the Company. The May Notes bear interest at a rate of 9.5% per annum if paid in cash or, subject to the satisfaction of certain conditions, at a rate of 12.0% per annum payable at a rate of 5.75% per annum in cash and 6.25% per annum through the issuance of additional Notes ("Payment-in-Kind" or "PIK"), which will also bear interest. Interest on the May Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15, commencing on August 15, 2022. The May Notes will mature on May 15, 2026 unless redeemed, repurchased or converted in accordance with their terms prior to such date. The May Notes were issued pursuant to an indenture (the "May Indenture"), which includes customary terms and covenants including certain events of default after which the May Notes may be due and payable immediately.
The Company has also granted the May Note holders an option to purchase up to an additional $81.5 million aggregate principal amount of notes and warrants for a period of 12 months following the date that the registration statement covering the resale of the ordinary shares issuable upon conversion of the May Notes and upon exercise of the May 144A Warrants became effective.
The May Notes are convertible at an initial conversion price equal to $3.08 per ordinary share. Holders of the May Notes have the right to convert all or a portion of their May Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders of the May Notes will receive ordinary shares and an interest make-whole for interest that would have accrued from the date of conversion until the maturity date, which interest make-whole shall be paid in cash or in ordinary shares at the Company’s election.
Following certain corporate events that occur prior to the maturity date or notice of redemption issued by the Company (as defined in the May Indenture), the Company will increase the conversion rate for a holder who elects to convert its May Notes in connection with such a corporate event or who elects to convert any May Notes called for redemption during the related redemption period. Additionally, in the event of a fundamental change (as defined in the May Indenture), the holders of the May Notes may require the Company to repurchase all or a portion of their May Notes at a price equal to the aggregate principal amount of any May Notes to be repurchased plus accrued and unpaid interest thereon plus a make-whole premium (as defined in the May Indenture).
The Company may redeem the May Notes in whole, and not in part, at its option, at any time prior to the maturity date, for a cash purchase price equal to the aggregate principal amount of any May Notes to be redeemed plus accrued and unpaid interest plus a make-whole premium as provided in the May Indenture. At any time prior to the maturity date, the Company may also redeem the May Notes in whole, if the last reported sale price of the ordinary shares exceeds 250.0% of the conversion price then in effect for at least 20 trading days (which need not be consecutive), for a cash purchase price equal to the aggregate principal amount of any May Notes to be redeemed plus accrued and unpaid interest thereon. The May Notes are also subject to redemption at the option of the Company in the event of certain changes in tax law or listing status of the Company.
Net proceeds from the offering of the May Notes were $80.7 million after deducting the initial purchasers’ discount of 1.0%. As of September 30, 2022, the Company incurred approximately $11.5 million in transaction costs that was recognized as an expense in the condensed consolidated statements of operations under selling, general and administrative. The Company used approximately $32.3 million of the net proceeds to repay the 2020 Term Facility Loan, which included principal and accrued interest. The Company used or intends to use the remaining net proceeds for operating expenses, working capital, general corporate purposes, and capital expenditures.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company allocated the proceeds from the May Notes and May 144A Warrants issued in the financing transaction using a relative fair value method at the issuance date. The issuance-date fair values for the May Notes and May 144A Warrants were measured using the binomial lattice and Monte Carlo simulation model, respectively. The initial amount recognized for the May Notes and May 144A Warrants was established by applying the respective fair values of the May Notes and May 144A Warrants to the amount of the proceeds of $81.5 million on a pro-rata basis.
The Company elected to account for May Notes at fair value as of the May 27, 2022 issuance date. Management believes that the fair value option appropriately reflects the underlying economics of the May Notes. Under the fair value election, changes in fair value will be reported in the condensed consolidated statements of operations, under change in fair value of debt instrument, in each reporting period subsequent to the issuance of the May Notes. For the nine months ended September 30, 2022, the Company recorded a change in fair value of $19.6 million. See Note 5 – Fair Value Measurements for information on the assumptions that the Company used to measure the fair value of the May Notes.
The Company registered the ordinary shares underlying the May Notes and the May 144A Warrants for sale by the initial purchasers pursuant to a Registration Rights Agreement. The Company's Registration Statement on Form S-1 (File No. 333-266077), was filed with the SEC on July 11, 2022 and declared effective on July 27, 2022. The Company registered up to 40,316,038 ordinary shares issuable upon conversion of the May 2026 Convertible Notes, which consists of (i) 26,461,038 ordinary shares initially issuable upon conversion of all of the May Notes at a conversion price of $3.08 per ordinary share; and (ii) an additional 13,855,000 ordinary shares that would have become due, assuming that the May Notes were converted on the date they were issued and the interest make-whole payment (as defined in the May Indenture) that would have become due in connection therewith was paid by the Company in ordinary shares on that date. The Company also registered up to 47,251,857 ordinary shares issuable upon the exercise of all the May 144A Warrants, which consists of (i) 26,461,038 ordinary shares initially issuable upon the exercise of all of the May 144A Warrants at an exercise price of $5.00 per ordinary share; and (ii) an additional 20,790,819 ordinary shares that, together with 26,461,038 ordinary shares, would be issuable upon the exercise of all the May 144A Warrants in connection with a ratchet anti-dilution adjustment at an assumed exercise price of $2.80 per ordinary share. See Note 8 - Warrants below.
The May Notes were classified as a long-term liability in the condensed consolidated balance sheet as of September 30, 2022.
During the three months ended September 30, 2022, $4.8 million of the May Notes with a fair value of $5.5 million were converted for 1.5 million ordinary shares. In connection with the conversion, the noteholder was entitled to $1.7 million of interest make-whole payable in cash. However, an additional $1.7 million of May Notes were issued in-kind in accordance with the interest make-whole provision in the May Indenture agreement.
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
As of September 30, 2022, the Company had 8,625,000 Public Warrants outstanding with a balance of $28.0 million, classified as equity and presented within Additional Paid-In Capital on our condensed consolidated balance sheet. As of September 30, 2022, the Company also had 5,450,000 Private Placement Warrants outstanding with a balance of $0.02 million, classified as liability and presented within warrant liabilities on our condensed consolidated balance sheet. The warrant liabilities are remeasured on a recurring basis, with changes in fair value presented in the condensed consolidated statement of operations at each reporting period.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

May 144A Warrants issued in connection with the May Notes
The Company issued May 144A Warrants in connection with the May Notes with a balance of $20.8 million as of September 30, 2022, classified as a liability. The May 144A Warrants have a ten-year term and can only be exercised through May 27, 2032. The May 144A Warrants are exercisable for the Company's ordinary shares at an exercise price of $5.00, and include a ratchet anti-dilution adjustment in the event any ordinary shares or other equity or equity equivalent securities payable in ordinary shares are granted, issued or sold by the Company, in each case, at a price less than the exercise price of $5.00 then in effect, which automatically decreases the exercise price of the May 144A Warrants upon the occurrence of such event, and increases the number of ordinary shares issuable upon exercise of the May 144A Warrants, such that the aggregate exercise price of all May 144A Warrants remains the same before and after any such dilutive event; provided, that the exercise price may not be less than $2.80.
Upon the occurrence of a fundamental transaction (as defined in the May 144A Warrant Agreement), the May 144A Warrants provide each holder a put right. Upon the exercise of a put right by the holder, the Company is obligated to repurchase the May 144A Warrants from the holder for the fair market value (as defined in the May 144A Warrant Agreement) of the remaining exercised portion of the May 144A Warrants repurchased.
The May 144A Warrants also include cashless exercise rights which will go into effect if after the six months of the issue date, there is no effective registration statement registering the ordinary shares underlying the May 144A Warrants. The ordinary shares underlying the May 144A Warrants were registered for sale by the initial purchasers pursuant to the Company's Registration Statement on Form S-1 (File No. 333-266077), filed with the SEC on July 11, 2022 and declared effective on July 27, 2022. The Company registered for resale up to 47,251,857 ordinary shares issuable upon the exercise of all the Company’s May 144A Warrants, which consists of (i) 26,461,038 ordinary shares initially issuable upon the exercise of all of the May 144A Warrants at an exercise price of $5.00 per ordinary share; and (ii) an additional 20,790,819 ordinary shares that, together with 26,461,038 ordinary shares, would be issuable upon the exercise of all the May 144A Warrants in connection with a ratchet anti-dilution adjustment at an assumed exercise price of $2.80 per ordinary share. The Company also registered up to 40,316,038 ordinary shares issuable upon conversion of the May Notes, which consists of (i) 26,461,038 ordinary shares initially issuable upon conversion of all of the May Notes at a conversion price of $3.08 per ordinary share; and (ii) an additional 13,855,000 ordinary shares that would have become due, assuming that the May Notes were converted on the date they were issued and the interest make-whole payment (as defined in the May Indenture) that would have become due in connection therewith was paid by the Company in ordinary shares on that date. See Note 7 - Debt above.
The May 144A Warrants were accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and are presented within warrant liabilities on our balance sheet. The liability is remeasured on a recurring basis, with changes in fair value presented in the condensed consolidated statement of operations at each reporting period. The May 144A Warrants are considered to be a Level 3 liability, see Note 5 – Fair Value Measurements for description of the valuation methodology of the May 144A Warrants.
The May 144A Warrants were classified as a long-term liability and included in the condensed consolidated balance sheet as of September 30, 2022.
During the three months ended September 30, 2022, an additional 553,895 May 144A Warrants were issued in connection with the additional $1.7 million of May Notes issued in-kind from the conversion of $4.8 million of May Notes to equity.
9.Income Taxes
Income tax expense (benefit) was $0.3 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. Income tax expense (benefit) was $(0.1) million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. The effective income tax rate was less than 1.0% in the three and nine months ended September 30, 2022 and 2021. Our effective tax rate differs from the U.K. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized. The income tax expense is primarily related to corporate income taxes in the United States, which operates on cost–plus arrangements and minimum filing fees in the foreign jurisdictions where we have operations.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.Shareholders’ Equity (Deficit)
The Company is authorized to issue 12,443,961,038 ordinary shares with par value of $0.000004 per share. Each holder of the Company's ordinary shares is entitled to one vote per share. As of September 30, 2022, there were 132,660,683 of the Company's ordinary shares issued and outstanding. Holders of the Company's ordinary shares do not have cumulative voting rights. Additionally, the Company had 14,074,986 Public Warrants and Private Placement Warrants outstanding as of September 30, 2022, as well as May 144A Warrants to purchase approximately 26.5 million ordinary shares. See Note 8, Warrants for additional information.
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
Private Placement Financing
In connection with the issuance of the May Notes, on July 11, 2022, we filed a Registration Statement on Form S-1 with the SEC (File No. 333-266077) which was declared effective on July 27, 2022, pursuant to which we registered for resale by the investors in our private placement up to 87.6 million ordinary shares, which includes (i) up to 40.3 million ordinary shares issuable upon conversion of the May Notes and (ii) up to 47.3 million ordinary shares issuable upon the exercise of the May 144A Warrants.
In August 2022, approximately 1.5 million ordinary shares were issued in connection with a partial conversion of the May Notes. See Note 7 - Debt for further details.
11.Net Income (Loss) per Share
The following is a calculation of basic and diluted1 net income (loss) per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted[1]:
Net income (loss)	$12,031	$(57,972)	$(151,587)	$(153,306)
Weighted average ordinary shares outstanding	130,752,092	107,633,037	129,520,792	92,008,435
Basic and diluted[1] net income (loss) per share	$0.09	$(0.54)	$(1.17)	$(1.67)
[1]Diluted net income (loss) per share excludes the three months ended September 30, 2022. See below for a calculation of the net loss per share on a diluted basis for the three months ended September 30, 2022.

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of the ordinary shares outstanding. For any period prior to the close of the Business Combination in August 11, 2021, we also included outstanding warrants with a $0.01 exercise price to the weighted average number of ordinary shares count.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, we excluded the potential effect of outstanding and exercisable options, outstanding RSUs, and warrants in the calculation of the diluted loss per share, as the effect would be anti-dilutive due to losses incurred. For the three months ended September 30, 2022, the following table presents the calculation of diluted net loss per share with adjustments to net income and shares outstanding (in thousands, except per share amounts):

Numerator:
Net income	$12,031
Adjustment:
Change in fair value of May Notes	(27,227)
Net loss - adjusted	$(15,196)

Denominator:
Basic weighted-average shares outstanding	130,752,092
Adjustment:
Convertible Notes on If-Converted Basis	35,964,730
Options under Treasury Stock Method	3,321,283
RSUs under Treasury Stock Method[1]	—
Diluted shares outstanding	170,038,105
Diluted loss per share	$(0.09)
1RSUs under Treasury Stock Method were anti-dilutive and excluded from calculation of diluted loss per share
As of September 30, 2022 there were approximately 15.6 million outstanding options and RSUs and 14.1 million of private and public warrants of potentially issuable shares with dilutive effect, as well as May 144A Warrants to purchase approximately 26.5 million ordinary shares and the May Notes described in Note 7 - Debt above. As of September 30, 2021, there were approximately 12.9 million potentially issuable shares with dilutive effect.
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
As of September 30, 2022, there were no shares available for grant under our 2013 Plan. Any new grants will become available for issuance under our 2021 Plan.
The following table summarizes the stock option activity related to the 2013 Plan:

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Options Outstanding	Average Exercise Price Per Share

Options outstanding at December 31, 2021	15,381,736	$2.00
Granted	—	$—
Exercised	(2,030,345)	$0.66
Forfeited	(733,695)	$3.48
Expired	(473,235)	$2.82
Options outstanding at September 30, 2022	12,144,461	$2.11
Options exercisable at September 30, 2022	11,106,668	$1.97
2021 Stock Incentive Plan
On March 31, 2021, the Board approved the 2021 Plan. The purpose of the 2021 Plan is to attract, retain, incentivize and reward top talent through equity ownership, to improve operating and financial performance and strengthen the mutuality of interest between eligible service providers and shareholders.
As of September 30, 2022, there were 14,693,438 shares authorized for issuance under the 2021 Plan, of which 9,762,747 shares were available for grant.
The following table summarizes the stock option activity related to the 2021 Plan:

	Number of Options Outstanding	Average Exercise Price Per Share

Options outstanding at December 31, 2021	1,013,480	$15.84
Granted	—	$—
Exercised	—	$—
Forfeited	(350,225)	$15.84
Expired	(87,679)	$15.84
Options outstanding at September 30, 2022	575,576	$15.84
Options exercisable at September 30, 2022	155,885	$15.84
Restricted Stock Units
In 2021, the Company granted restricted RSUs to employees and directors under the 2021 Plan. Each award will vest based on continued service which is generally over a four-year period. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of RSUs was estimated on the date of grant based on the fair value of the Company’s ordinary shares.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

RSUs activity for the nine months ended September 30, 2022 was as follows:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	4,154,508	$6.71
Granted	2,089,743	$2.62
Vested	(927,693)	$7.01
Forfeited	(961,443)	$6.65
Outstanding at September 30, 2022	4,355,115	$4.70
2021 Employee Stock Purchase Plan
On October 2021, the Company adopted the ESPP, which became effective on December 1, 2021. The ESPP is more fully described in Note 12 of the "Notes to Consolidated Financial Statements" to our Annual Report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, 1,526,239 shares were available for issuance under the ESPP. The initial offering period for the ESPP is one year, commencing on December 1, 2021 and ending on November 30, 2022. As of September 30, 2022, 392,509 ordinary shares have been purchased under the ESPP.
The ESPP was suspended on October 7, 2022. All employee payroll withholdings related to the ESPP were reimbursed subsequent to the suspension of the program. The ESPP offering period which commenced on June 1, 2022 was in effect as of September 30, 2022, and the associated expense for the quarter then ended was recorded.
Stock-based compensation expense
The following table summarizes our stock-based compensation expense for all equity arrangements and is included in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30, 2022		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$141	$346	$816	$977
Research and development	2,195	1,340	7,073	3,559
Selling, general and administrative	1,099	469	3,523	1,320
Total stock-based compensation expense	$3,435	$2,155	$11,412	$5,856
As of September 30, 2022, there was approximately of $24.7 million of total unrecognized stock based compensation expenses related to our equity awards, which is expected to be recognized over a weighted average period of 1.3 year.
Performance Options
In 2019, the Company granted performance-based options to certain individuals with conditions that include specific sales and fundraising targets. We recognized an immaterial expense in relation to the performance-based options for the three months ended September 30, 2022 and $0.1 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, we recognized a total expense of $0.1 million and $0.3 million, respectively in relation to the performance-based options. As of September 30, 2022, the unrecognized stock-based compensation expense related to the performance-based options was considered not material. As of December 31, 2021, there was approximately $0.9 million of unrecognized stock-based compensation expense related to the performance-based options. As of September 30, 2022, no additional performance-based awards were granted.
Modification of Equity Awards
On June 15, 2022, the Company entered into a separation agreement with our former Chief Financial Officer, which amended his employment agreement and provided for changes in the term of service and compensation under the

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

agreement. The outstanding stock options under the Company's 2013 Plan held by our former Chief Financial Officer were modified to extend the post-termination exercise period through June 13, 2024. As a result, the Company recorded stock-based compensation expense of $0.2 million related to the incremental fair value of the modified awards.
Warrants
In connection with the Business Combination on August 11, 2021, all outstanding warrants of Legacy Rockley were exercised on a cashless basis and converted into the right to receive 1.8 million ordinary shares of the Company, with a fair value of $18.1 million.
13.Leases
The weighted average remaining lease term was 4 years for operating leases as of September 30, 2022. The weighted average discount rate was 6.0% for operating leases as of September 30, 2022.
The components of operating lease cost for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Lease Cost:
Fixed lease cost	$430	$268	$1,215	$773
Variable lease cost	65	81	195	200
Total operating lease cost	$495	$349	$1,410	$973
The supplemental cash flow information related to our operating leases is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,085	$706
Right-of-use assets obtained in exchange of lease obligations:
Right-of-use assets obtained in exchange for new operating lease liabilities	$692	$1,981
There are no finance lease liabilities as of September 30, 2022. Maturities of operating lease liabilities as of September 30, 2022, are as follows (in thousands):

Operating Leases
2022 (for the remaining period)	$463
2023	1,542
2024	1,068
2025	978
2026	1,009
Thereafter	329
Total lease obligation	$5,389
Less: Imputed interest	(588)
Total lease liabilities	$4,801
Less: Current lease liabilities	(1,464)
Total non-current lease liabilities	$3,337

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.Commitments and Contingencies
Legal Contingencies
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. We apply accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of September 30, 2022 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.
Financial Commitments
In the ordinary course of business, we make commitments to third-party suppliers for various research and development activities. As of September 30, 2022 and December 31, 2021, we had $12.5 million and $13.6 million, respectively, in contractual obligations for which we have not yet received the services.
15.Defined Contribution Plan
We have defined contribution plans, under which we contribute based on a percentage of the employees’ elected contributions. We will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general and administrative expenses and research and development in the condensed consolidated statements of operations and comprehensive income (loss). Defined contributions were $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Defined contributions were $0.7 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.
16.Supplemental Cash Flow Information
Non-cash operating, investing, and financing activities, and supplemental cash flow information are as follows (in thousands):

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental Cash Flow Information:
Cash payments for:
Interest paid	$12,283	$465
Income tax paid	$206	$300

Non-cash Operating Activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$692	$1,981

Non-cash Investing Activities:
Unpaid property and equipment received	$920	$707

Non-cash Financing Activities:
Conversion of convertible debt and accrued interest to ordinary shares	$5,548	$181,404
Issuance in-kind of Notes for interest make-whole provision	$1,706	$—
Unpaid transaction costs	$574	$2,263
Conversion of Legacy Rockley ordinary shares to Rockley ordinary shares	$—	$206,888
Private Placement Warrants	$—	$14,304
Public Warrants	$—	$28,031
Issuance of ordinary shares in lieu of cash payment of transaction costs	$—	$3,190
Forgiveness of Paycheck Protection Program loan	$—	$2,860

17.    Subsequent Events

On October 3, 2022, the Company issued $12.4 million aggregate original principal amount of senior secured notes due 2022 (the “Bridge Notes”) to (i) raise additional financing of $10.5 million, of which $7.5 million was received by the Company, approximately $1.9 million was applied to pay transaction expenses and the remaining amount of approximately $1.1 million was placed in an escrow account to be released at the direction of the requisite number of noteholders; and (ii) pay certain fees owing to holders of May Notes in an aggregate principal amount of approximately $1.9 million. Dr. Andrew Rickman, the Company’s founder and Chief Executive Officer, invested $0.5 million in Bridge Notes on the same terms as the holders of May Notes, and Dr. Rickman’s participation was separately reviewed and approved by the Company’s Audit Committee and independent members of the Company’s Board of Directors. In connection with the Bridge Note transaction, we also entered into a Forbearance Agreement and obtained a waiver of defaults related to the minimum liquidity covenant in the May Indenture covering the May Notes, and the minimum liquidity covenant was temporarily lowered from $20 million to $5 million. The Bridge Note transaction and related matters are described in greater detail in our Current Report on Form 8-K filed with the SEC on October 3, 2022.

On October 25, 2022, the Company (i) sold approximately $90.6 million in aggregate original principal amount of a new series of convertible senior secured notes due 2026 (the "October Notes”) with an initial conversion price of $0.6888 and warrants (the "October 144A Warrants") to purchase approximately 131.6 million ordinary shares at an exercise price of $1.1182 per share, subject to certain anti-dilution adjustments; and (ii) repurchased all of the Bridge Notes in an aggregate original principal amount of approximately $12.4 million and a portion of the May Notes in an aggregate original principal amount of $50.0 million. As a result of the conversion price of the October Notes and the initial exercise price of the October 144A Warrants being less than the initial exercise price of the May Warrants, the exercise price of the May 144A Warrants was reset to $2.80 per share and each May 144A Warrant became entitled to an additional 0.7857 shares upon exercise thereof due to the ratchet antidilution provision. The securities were issued in a private placement in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act, and the transactions are described in greater detail in our Current Reports on Form 8-K filed with the SEC on October 25, 2022 and October 31, 2022.

29

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
To date, we have generated revenue primarily from non-recurring engineering ("NRE") and development services for customer-specific designs of silicon photonics chipsets for incorporation into their customers’ end products and we have financed our operations primarily through the Business Combination, issuance of convertible loan notes, as well as private placements of ordinary shares. From the date of our formation through September 30, 2022 we have raised aggregate gross proceeds of approximately $371.5 million from the issuance of convertible loan notes and ordinary shares. For the nine months ended September 30, 2022, we had net loss of $151.6 million and utilized $117.3 million in cash to fund our operations.
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
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021
The following table sets forth our historical operating results for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$556	$1,839	$3,023	$5,805
Cost of revenue	2,066	3,459	7,753	11,742
Gross profit	(1,510)	(1,620)	(4,730)	(5,937)
Operating expenses:
Selling, general, and administrative expenses	13,010	13,568	45,114	27,588
Research and development expenses	25,748	26,418	76,849	59,949
Total operating expenses	38,758	39,986	121,963	87,537
Loss from operations	(40,268)	(41,606)	(126,693)	(93,474)
Other income (expense):
Other (expense) income, net	(180)	—	(349)	2,860
Interest expense, net	(3,690)	(1,587)	(10,857)	(1,913)
(Loss) gain on equity method investment	(270)	40	(232)	(720)
Change in fair value of debt instruments	27,227	(14,255)	(20,352)	(59,916)
Change in fair value of warrant liabilities	31,359	515	13,351	515
(Loss) gain on foreign currency	(1,877)	(481)	(6,522)	150
Total other income (expense)	52,569	(15,768)	(24,961)	(59,024)
Income (loss) before income taxes	12,301	(57,374)	(151,654)	(152,498)
Provision for income tax (benefit)	270	598	(67)	808
Net income (loss)	$12,031	$(57,972)	$(151,587)	$(153,306)
Discussion and Analysis of Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue	$556	$1,839	$(1,283)	(70)%	$3,023	$5,805	$(2,782)	(48)%
Revenue decreased by $1.3 million, or 70%, to $0.6 million for the three months ended September 30, 2022 from $1.8 million for the three months ended September 30, 2021. Revenue decreased by $2.8 million, or 48%, to $3.0 million for the nine months ended September 30, 2022 from $5.8 million for the nine months ended September 30, 2021. This decrease is primarily driven by timing of project milestones for our significant customers in fiscal 2022 when compared to fiscal 2021.
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

Cost of Revenue and Gross Profit (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$2,066	$3,459	$(1,393)	(40)%	$7,753	$11,742	$(3,989)	(34)%
Gross profit	(1,510)	(1,620)	110	(7)%	(4,730)	(5,937)	1,207	(20)%
Gross margin	(272)%	(88)%	NM	NM	(156)%	(102)%	NM	NM

NM – Not meaningful
Cost of revenue decreased by $1.4 million, or 40%, to $2.1 million for the three months ended September 30, 2022 from $3.5 million for the three months ended September 30, 2021. Cost of revenue decreased by $4.0 million, or 34%, to $7.8 million for the nine months ended September 30, 2022 from $11.7 million for the nine months ended September 30, 2021. For both the three and nine-month periods ended September 30, 2022, the decrease in cost of revenue was primarily driven by an overall decrease in revenue and decrease in allocation of costs related to revenue generating activities when comparing to the corresponding periods in the prior year.
Gross profit remained relatively flat when comparing the three and nine-month periods ended September 30, 2022 when comparing to the corresponding periods in the prior year.
Our gross margin has fluctuated and may fluctuate from period to period based on a number of factors, including the timing of completion of project milestones with each project requiring differing levels of time and costs. The projects we undertake are determined by our customer commitments and our long-term strategy goals.
To date, our cost of revenue has included cost related to our development services which include cost of materials, cost associated with packaging and assembly, testing and shipping, cost of talent, including stock-based compensation, and equipment associated with manufacturing support, logistics, and quality assurance, overhead, and occupancy costs. Once we commence commercial production of our silicon photonics chipsets, cost of revenues will include direct parts, material, and labor costs, manufacturing overhead, including amortized tooling costs, shipping and logistics costs, and reserves for estimated warranty expenses.
Gross profit is calculated based on the difference between our revenue and cost of revenue. Gross margin is the percentage obtained by dividing gross profit by our revenue. As we approach commercial production of spectra-sense chipsets, advanced module applications, and Rockley Photonics Cloud Analytics technology, we expect our gross profit and gross margin to vary.
Selling, General and Administrative Expenses (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Selling, general, and administrative expenses	$13,010	$13,568	$(558)	(4)%	$45,114	$27,588	$17,526	64%

Selling, general and administrative expenses decreased by $0.6 million, or 4%, to $13.0 million for the three months ended September 30, 2022 from $13.6 million for the three months ended September 30, 2021. The decrease was primarily due to a reduction in professional fees of $1.9 million from the prior year quarter, and a decrease in human capital costs of $0.3 million offset by a $0.6 million increase in stock-based compensation costs.
Selling, general and administrative expenses increased by $17.5 million, or 64%, to $45.1 million for the nine months ended September 30, 2022 from $27.6 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in professional fees of $8.6 million from the prior year corresponding period, mainly related to our financing activities in fiscal 2022. Further, the increase in expense related to general corporate growth, of which $3.7 million was due to an increase in insurance expense, $2.0 million and $1.5 million were due to increased human capital and stock-based compensation costs, respectively.
Selling, general, and administrative expenses consist of human capital related expenses for employees involved in general corporate functions, including executive management and administration, accounting, finance, tax, legal, information technology, marketing, and human resources; depreciation expense and rent relating to facilities; travel costs; professional fees;

and other general corporate costs. Human capital expenses primarily include salaries, benefits, bonuses, and stock-based compensation. We proactively manage our selling, general and administrative expenses and we believe our current headcount is sufficient to support anticipated growth in our business, and to operate as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional general and director and officer insurance expenses, investor relations activities, and other administrative and professional services.
Research and Development Expenses (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Research and development expenses	$25,748	$26,418	$(670)	(3)%	$76,849	$59,949	$16,900	28%
Research and development expenses decreased by $0.7 million, or 3%, to $25.7 million for the three months ended September 30, 2022 from $26.4 million for the three months ended September 30, 2021. The decrease was primarily attributable to an decrease in human capital and third-party engineering costs of $3.1 million and $0.8 million, respectively, partially offset by an increase in IT infrastructure costs of $1.1 million, a decrease in allocation of expenses of $1.6 million to R&D, and increased stock-based compensation costs of $0.6 million.
Research and development expenses increased by $16.9 million, or 28%, to $76.8 million for the nine months ended September 30, 2022 from $59.9 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in human capital and stock-based compensation expenses of $3.8 million and $4.1 million, respectively. The increase was also attributable to higher IT infrastructure costs of $4.1 million and a decrease in allocation of expenses of $4.9 million to R&D.
Research and development expense consists primarily of talent costs for engineers and third parties engaged in the design and development of products, software, and technologies, including salary, bonus, and stock-based compensation expense, project material costs, services, and depreciation of our research and development facilities and equipment. We expense research and development costs as they are incurred. Research and development expense also includes the research and development tax credits that we are able to claim in accordance with the relevant U.K. tax legislation. These tax credits are payable to us in cash and are carried on the consolidated balance sheets at the amount claimed and expected to be received from the U.K. government within the next 12 months. We proactively manage research and development expense whilst remaining focused in the development of our products and technology.
Other (expense) income, net (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Other (expense) income, net	$(180)	$—	$(180)	100%	$(349)	$2,860	$(3,209)	(112)%
In the three months ended September 30, 2022, other expense related to realized losses from the disposal of available-for-sale investments. In the nine months ended September 30, 2022, the decrease in other expense is attributable to the absence of the forgiveness of Paycheck Protection Program debt and related accrued interest which only occurred in fiscal 2021.
Interest Expense, net (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021
Interest expense, net	$3,690	$1,587	$2,103	133%	$10,857	$1,913	$8,944	468%
The increase in interest expense, net of $2.1 million or 133% for the three months ended September 30, 2022 when compared to the same period in fiscal 2021 was due to the additional interest expense from the May Notes. The increase in interest expense of $8.9 million or 468% for the nine months ended September 30, 2022 when compared to the same period in fiscal 2021 is due to the imputed interest expense from the 2020 Term Facility Loan, and interest from the May Notes.
Interest income consists primarily of interest received or earned on our cash, cash equivalents, and investment balances held in interest-bearing deposit accounts. Interest expense consists of interest paid or accrued on our Term Facility Loan and May Notes.

Gain/(Loss) on Equity Method Investment (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Equity method investment (loss) gain	$(270)	$40	$(310)	(775)%	$(232)	$(720)	$488	(68)%
Change in equity method investment captures our share of gains (losses) of the investment in HRT according to our percentage of ownership.
Equity method investments consist of entities over which we have significant influence but not control or joint control. Under the equity method of accounting, all of our investments are initially recognized at cost and adjusted thereafter to recognize our share of the post-acquisition profits or losses of the investee in our consolidated statements of operations.
Change in Fair Value of Debt Instruments (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Change in fair value of debt instruments	$27,227	$(14,255)	$41,482	(291)%	$(20,352)	$(59,916)	$39,564	(66)%
Change in fair value of debt instruments captures gains and losses from a change in fair value estimates that use binomial lattice methodologies based upon a set of valuation assumptions to value the debt instruments. In the three and nine month periods ended September 30, 2022, the change in fair value of the May Notes was recorded in other income or expense.
All convertible debt instruments held by the Company prior to the Business Combination in August 2021 were converted to ordinary shares in the Company as part of the close of the Business Combination in August 2021.
Change in Fair Value of Warrant Liabilities (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Change in fair value of warrants	$31,359	$515	$30,844	NM	$13,351	$515	$12,836	NM
Change in fair value of warrant liabilities captures activity from a change in fair value estimates based upon a set of Black-Scholes valuation assumptions or binomial lattice methodologies. The warrant liabilities include the Private Placement Warrants assumed from SC Health as part of the Business Combination in August 2021 and the May 144A Warrants issued by the Company in May 2022.
Provision for Income Tax (in thousands, except for percentages)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Provision for income tax	$270	$598	$(328)	(55)%	$(67)	$808	$(875)	(108)%
Change in provision for income tax expense for the three months ended September 30, 2022 is due to an overall decrease in expenditures. The effective income tax rate was less than 1.0% for the three and nine months ended September 30, 2022 and 2021. Our effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized. The income tax expenses shown above are primarily related to corporate income taxes in the United States, which operates on a cost-plus arrangement and minimum filing fees in the foreign jurisdictions where we have operations.
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
Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.
EBITDA and Adjusted EBITDA
We define “EBITDA” as net income (loss) before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for stock-based compensation, non-capitalized transaction costs, and other non-recurring special items determined by management that are not considered representative of our underlying operating performance. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA or Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

Reconciliation
The following table reconciles our net income (loss) (the most directly comparable GAAP measure) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$12,031	$(57,972)	$(151,587)	$(153,306)
Interest expense, net	3,690	1,587	10,857	1,913
Provision for income tax (benefit)	270	598	(67)	808
Depreciation and amortization	1,638	1,229	4,723	3,228
EBITDA	17,629	(54,558)	(136,074)	(147,357)
Non-capitalized transaction costs*	1,511	3,214	11,499	4,254
Stock-based compensation	3,435	2,155	11,412	5,856
Change in equity-method investment	702	(145)	521	346
Change in fair value of debt instruments	(27,227)	14,255	20,352	59,916
Change in fair value of warrants	(31,359)	(515)	(13,351)	(515)
Forgiveness of PPP Loan	—	—	—	(2,860)
Adjusted EBITDA	$(35,309)	$(35,594)	$(105,641)	$(80,360)

* Non-capitalized transaction costs include non-recurring expense related to the issuance of convertible loan notes in 2022, 2021 and the Business Combination.
Liquidity and Capital Resources
Due to our history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, management concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2021 as to the substantial doubt about our ability to continue as a going concern. The Company has financed its operations primarily through Business Combination, the issuance and sale of convertible loan notes, ordinary shares, agreed-upon projects, and research and development tax credit receivables in accordance with the relevant U.K. tax legislation. As of September 30, 2022 and December 31, 2021, the cash, cash equivalents and investments balance was $4.9 million and $81.4 million, respectively. The Company will need to raise additional capital in the short- and long-term in order to fund its operations and execute on its business strategy.
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

On May 27, 2022, the Company issued the May Notes in an aggregate principal amount of $81.5 million pursuant to the May Indenture, dated as of May 27, 2022, among the Company, certain of its subsidiaries, as guarantors, and Wilmington Savings Fund Society, FSB, as trustee and as collateral agent in a private placement financing and in connection therewith agreed to comply with the affirmative and negative covenants contained in the May Indenture, including a covenant that requires the Company to pledge at all time at least $20.0 million of cash and cash equivalents to secure the May Notes. This minimum cash and cash equivalents requirement potentially limits the Company’s liquidity position. See “Risk Factors — We are subject to restrictive debt covenants that limit our ability to finance our future operations and capital needs and to pursue business opportunities and activities.” for a discussion of risks related to restrictive covenants in the May Indenture.

As of September 30, 2022, we have yet to generate any material revenue from our business operations. Management continues to explore a range of options to further address the Company’s capitalization and liquidity. If we raise funds by issuing debt securities or incurring loans, this form of financing would have rights, preferences, and privileges senior to those of holders of our ordinary shares. The availability and the terms under which we can borrow additional capital could be disadvantageous, and the terms of debt securities or borrowings could impose significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of the Company’s ordinary shares. There can be no assurances that any additional debt or equity financing would be available to us or if available, that such financing would be on favorable terms to us.
As of the date of this Quarterly Report on Form 10-Q, our anticipated cash needs are significant in order to fund the execution of our business strategy, including (1) investing in research and developments activities, including completion and commercialization of our wearables, smart phone and point-of-care technologies, (2) investing in backend processing, intellectual property protection, quality control and process, (3) expanding sales and marketing activities, and (4) pursuing strategic partnerships. However, our anticipated cash needs could vary materially as a result of a number of factors, including:
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
•The costs associated with financing activities required to fund the execution of our business strategy, including our convertible senior notes; and
•Other risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations. In addition, we have substantial debt obligations and limited liquidity. If we are unable to pay our obligations as they become due, our creditors could exercise their remedies under our debt agreements, which could include seizing control of our bank accounts, which in turn could require us to initiate bankruptcy proceedings. These actions could have the effect of substantially reducing or completely eliminating the value of our ordinary shares. You should not invest in our ordinary shares unless you are willing and able to withstand the complete loss of your investment.
Historical Cash Flows
For the Nine Months Ended September 30, 2022 and 2021 (in thousands)

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(117,309)	$(91,902)
Net cash provided by (used in) investing activities	42,046	(55,968)
Net cash provided by financing activities	43,358	203,833
Net (decrease) increase in cash and cash equivalents	$(31,905)	$55,963
Cash Flows from Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $117.3 million, primarily consisting of net losses of $151.6 million, adjusted by non-cash depreciation and amortization of $4.7 million, reversal of bad debt expense of $0.1 million, stock-based compensation of $11.4 million, change in equity-method investment of $0.5 million, and changes in fair value of warrants of $13.4 million. Changes in assets and liabilities for the nine months ended September 30, 2022 included the following: increases in prepaid expenses and other current assets, other receivables, other non-current assets, trade payables and accrued expenses, offset by decreases in accounts receivable and other current and long-term liabilities.
During the nine months ended September 30, 2021, net cash used in operating activities was $91.9 million, primarily consisting of net losses of $153.3 million, adjusted by non-cash depreciation and amortization of $3.2 million, bad debt expense of $0.4 million, stock-based compensation of $5.9 million, change in equity-method investment of $0.3 million, and changes in fair value of debt instruments of $59.9 million. Changes in assets and liabilities for the nine months ended September 30, 2021 included the following: increases in prepaid expenses and other current assets, other receivables, trade payables and accrued expenses, offset by decreases in accounts receivable and other current and long-term liabilities.
Cash Flows from Investing Activities
Net cash provided by investing activities was $42.0 million for the nine months ended September 30, 2022, primarily related to the proceeds received from the sale of marketable securities of $45.1 million and from the purchases of property and equipment to be used in the ordinary course of business. Net cash used in investing activities was $56.0 million for the nine months ended September 30, 2021, primarily related to the purchase and the sale of marketable securities of $54.8 million and $5.0 million, respectively, and also from the purchases of property and equipment to be used in the ordinary course of business.

Cash Flows from Financing Activities
Net cash provided by financing activities was $43.4 million for the nine months ended September 30, 2022, primarily related to the proceeds from the May Notes, partially offset by the principal payments we have made on the 2020 Term Facility Loan and payment on transaction costs. Net cash provided by financing activities was $203.8 million for the nine months ended September 30, 2021, primarily consisting of proceeds received from issuance of ordinary shares and proceeds received from convertible loan notes, partially offset by the payment of transaction costs.
Contractual Obligations and Commitments
Purchase obligations include commitments to third-party suppliers for various research and development activities. As of September 30, 2022, we had $12.5 million in contractual obligations for which we have not yet received services.
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
There have been no substantial changes to these estimates, or the related policies during the nine months ended September 30, 2022. For a full discussion of these estimates and policies is fully described in "Item 7—Management’s

Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 30, 2021. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and internal control over financial reporting were effective at the reasonable level.
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
We are subject to restrictive debt covenants that limit our ability to finance our future operations and capital needs and to pursue business opportunities and activities.

On May 27, 2022, we issued and sold convertible senior secured notes (the “May Notes”) and warrants (the “May 144A Warrants”) to certain investors pursuant to an Amended and Restated Subscription Agreement dated May 26, 2022. On October 25, 2022, we issued and sold new convertible senior secured notes (the "October Notes" and, together with the May Notes, the "Notes") and new warrants (the "October 144A Warrants" and, together with the May 144A Warrants, the 144A Warrants) to certain investors pursuant to a Repurchase and Subscription Agreement dated as of October 24, 2022. The May Notes were issued pursuant to an indenture dated as of May 27, 2022 (the “May Indenture”) and the October Notes were issued pursuant to a new indenture dated as of October 25, 2022 (the "October Indenture" and, together with the May Indenture, the "Indentures"). The Indentures impose significant operating and financial restrictions on us and our subsidiaries. These restrictions limit our ability, among other things, to:

•issue securities convertible or exercisable into ordinary shares;
•incur additional indebtedness or issue certain disqualified stock and preferred stock;
•pay dividends and limit our subsidiaries' ability to pay dividends and make other payments to us;
•enter into agreements limiting subsidiary distributions;
•redeem or repurchase equity securities;
•prepay subordinated indebtedness;
•make certain investments, including acquisitions;
•engage in transactions with affiliates;
•sell certain assets or merge with or into other companies;
•guarantee indebtedness; and
•create liens.

In addition, the Indentures require us to pledge cash and cash equivalents to secure the Notes in an amount, together with the aggregate amount of funds then on deposit in an escrow account under the October Indenture, of $5.0 million until December 29, 2022 and $20.0 million thereafter, which requirement further limits our liquidity position.

As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or equity-linked financings to pursue our business plan or otherwise compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we incur could include more restrictive covenants. There is no assurance that we will be able to maintain compliance with these covenants or have the ability to obtain waivers from the holders of the Notes and/or amend the covenants in the Indentures.

These restrictions significantly limit our ability to operate our businesses and may prohibit or limit activity to enhance our operations or take advantage of potential business opportunities as they arise. All of these limitations are subject to significant exceptions and qualifications. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, we would be in default under our indebtedness, which may then become immediately due and payable. In addition, we will become subject to significant penalties if we fail to meet our obligations under the financing documents relating to these securities, including the registration rights agreements entered into in connection with these financings, and we may not have, or be able to obtain, sufficient funds to make accelerated or penalty payments which may become due. If we are unable to pay our obligations as they become due, our creditors could exercise their remedies under our debt agreements with them, which could include seizing control of our bank accounts, which in turn could require us to initiate bankruptcy proceedings. These actions could have the effect of substantially reducing or completely eliminating the value of our ordinary shares. You should not invest in our ordinary shares unless you are willing and able to withstand the complete loss of your investment. Our ability to comply with the provisions of our financing arrangements may be affected by changes in economic or business conditions or other events beyond our control. These restrictions and covenants, or our failure to maintain compliance with them, would materially and adversely affect our business, results of operations, financial condition, our growth prospects and our ability to continue operations.

We will need to raise additional capital and if we are able to raise additional capital in the future, our shareholders could be diluted or securities we issue may have rights senior to the rights of a holder of ordinary shares. If we fail to raise additional capital, it would materially and adversely affect our ability to continue to fund our operations and pursue our business plan.

On October 25, 2022, after giving effect to the transactions related to the issuance of the October Notes, we had approximately $14.5 million in cash in the Escrow Account (as defined in the October Indenture) which will only be released to us by the requisite number of holders of the October Notes and approximately $14.5 million in unrestricted cash and cash equivalents. We will need to raise additional capital in the short- and long-term in order to fund our operations and execute on our business strategy. Any potential financing may include ordinary shares, preferred shares, warrants to purchase ordinary shares or preferred shares, debt securities, convertible securities, rights to purchase the foregoing securities, equity investments from strategic partners, or some combination of the foregoing. Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our ordinary shares to decline, or require us to issue shares at a price that is lower than that paid by holders of our ordinary shares in the past, which would result in those newly issued shares being dilutive, and such dilution could be significant. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to the rights of an ordinary shareholder, which could impair the value of our ordinary shares.

Due to our history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, our management concluded that there is substantial doubt about our ability to continue as a going concern. This determination could further materially limit our ability to raise additional funds. There can be no assurance that we will ever become profitable or be able to continue as a going concern. Further, we cannot assure you that any additional financing, whether from the issuance of equity securities, debt or convertible debt financing, or other means of financing, will be available on a timely basis, in the amounts needed, on reasonable terms, on terms acceptable to us, or at all. If we fail to raise additional capital, it would materially and adversely affect our ability to continue to fund our operations and pursue our business plan, and may even lead to a bankruptcy filing and/or reorganization of our business and capital structure.

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

As of October 20, 2022, we had outstanding 132,660,683 ordinary shares. On October 25, 2022, after giving effect to the transactions related to the issuance of the October Notes, we had outstanding May Notes convertible into 9,238,961 ordinary shares (excluding any ordinary shares which may be issued in connection with interest make-whole payments), May 144A Warrants exercisable into an aggregate of 48,240,955 ordinary shares (as a result of the ratchet antidilution feature thereof which was triggered by the issuance of the October Notes), October Notes convertible into 131,600,861 ordinary shares (excluding any ordinary shares which may be issued in connection with interest make-whole payments) and October 144A Warrants exercisable into an aggregate of 131,600,861 ordinary shares. We also granted an overallotment option to purchase additional May Notes and additional May 144A Warrants convertible or exercisable into ordinary shares in connection with our private placement financing in May 2022. We also granted, in connection with our private placement of the October Notes, an overallotment option that may be exercised by a holder of October Notes solely in connection with an interest make-whole payment due upon a conversion of all or a portion of the October Notes held by such holder to purchase additional October Notes and additional October 144A Warrants convertible or exercisable into ordinary shares. To the extent we issue such ordinary shares upon the conversion or exercise of these securities (including any ordinary shares which may be issued in connection with interest make-whole payments upon conversion of the Notes), it would dilute the percentage ownership interest of all shareholders, might dilute the book value per share of our ordinary shares, and would increase the number of our publicly traded shares, which could depress the market price of our ordinary shares. Our October 144A Warrants contain a ratchet anti-dilution provision which, subject to limited exceptions, would reduce the exercise price of such securities (and increase the number of shares issuable) in the event that we in the future issue ordinary shares, or securities convertible into or exercisable to purchase ordinary shares, at a price per share lower than the exercise price then in effect. This ratchet anti-dilution provision would be triggered by the future issuance by us of ordinary shares or ordinary share equivalents at a price per share below the then applicable exercise price of the October 144A Warrants, subject to limited exceptions. If issued pursuant to the overallotment option, the additional 144A Warrants will contain similar ratchet anti-dilution terms.

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

If we fail to meet the continued listing standards of the NYSE, it could result in a de-listing of our ordinary shares.

Our ordinary shares are listed on the NYSE under the symbol “RKLY.” On October 18, 2022, we received a notice from the NYSE that, because the average closing price for our ordinary shares has fallen below $1.00 per share for 30 consecutive trading days, we no longer comply with the price criteria for continued listing on the NYSE. The NYSE continued listing criteria provide us with a compliance period of six months in which to regain compliance. On November 7, 2022, the last reported sale price of our ordinary shares on the NYSE was $0.43 per share. If we fail to satisfy the continued listing standards of the NYSE, such as the corporate governance requirements or the minimum average closing price requirement of $1.00 per share for 30 consecutive trading days, the NYSE may take steps to de-list our ordinary shares. Such a de-listing would most likely have a negative effect on the price of our ordinary shares and would impair shareholders’ ability to sell or purchase our ordinary shares when they wish to do so. In the event of a de-listing, we would attempt to take actions to restore our compliance with the NYSE’s listing requirements, but we can provide no assurance that any such action taken by us would allow our ordinary shares to become listed again, stabilize the market price, improve the liquidity of our ordinary shares, prevent our ordinary shares from dropping below the NYSE minimum average closing price requirement or prevent future non-compliance with the NYSE’s listing requirements.

If our shares are delisted from the NYSE and become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not maintain a listing on the NYSE and if the price of our ordinary shares is less than $5.00 at such time, our ordinary shares will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our ordinary shares, and therefore stockholders may have difficulty selling their shares.

Rockley has a history of recurring losses and negative cash flows from operations, and a significant accumulated deficit, which raises substantial doubt about its ability to continue as a “going concern.”

Since inception, Rockley has financed its operations primarily through the issuance and sale of convertible debt, ordinary shares and revenue received from agreed-upon projects. As of December 31, 2021 and September 30, 2022, Rockley’s cash and cash equivalents balance was $36.8 million and $4.9 million, respectively, and it had an accumulated deficit of $400.9 million and $552.5 million, respectively. Due to Rockley’s history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, its management concluded that there is substantial doubt about Rockley’s ability to continue as a going concern. There have been no adjustments to the accompanying financial statements of Rockley to reflect this uncertainty. Rockley’s ability to continue as a going concern is dependent upon it becoming profitable in the future or obtaining the necessary capital to meet its obligations. Rockley’s determination of substantial doubt about its ability to continue as a going concern could materially limit its ability to raise additional funds through the issuance of equity securities, debt financing or otherwise. There can be no assurance that any such issuance of equity securities, debt financing or other means of financing will be available in the future, or the terms of any such financing will be acceptable to Rockley. Further, there can be no assurance that Rockley will ever become profitable or continue as a going concern.

Our business depends substantially on the efforts of our executive officers, including our Chief Executive Officer and founder, Dr. Andrew Rickman, OBE, our President and Chief Financial Officer, Richard A. Meier, and other highly skilled talent, and our operations may be severely disrupted if we lost their services.
We are highly dependent on our founder and Chief Executive Officer, Dr. Andrew Rickman, OBE, our President and Chief Financial Officer, Richard A. Meier, as well our other executive officers, and the loss of their services could adversely affect our business because their loss could make it more difficult to, among other things, compete with other market participants, manage our research and development activities, and retain existing customers or cultivate new ones. Competition for highly-skilled talent is often intense, we may incur significant costs to attract highly-skilled talent, and we may not be successful in attracting, integrating, or retaining qualified talent to fulfill our current or future needs. We have, from time to time, experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, we have experienced, and may in the future experience, changes in our senior management.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2022, the Company (i) sold approximately $90.6 million in aggregate original principal amount of a new series of convertible senior secured notes due 2026 (the “October Notes”) with an initial conversion price of $0.6888 and warrants ("October 144A Warrants") to purchase approximately 131.6 million ordinary shares at an exercise price of $1.1182 per share, subject to certain anti-dilution adjustments; and (ii) repurchased all of the Bridge Notes in an aggregate original principal amount of approximately $12.4 million and a portion of the May Notes in an aggregate original principal amount of $50.0 million. As a result of the conversion price of the October Notes and the initial exercise price of the October 144A Warrants being less than the initial exercise price of the May Warrants, the exercise price of the May 144A Warrants was reset to $2.80 per share and each May 144A Warrant became entitled to an additional 0.7857 shares upon exercise thereof due to the ratchet antidilution provision. The securities were issued in a private placement in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act, and the transactions are described in greater detail in our Current Reports on Form 8-K filed with the SEC on October 25, 2022 and October 31, 2022.
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

4.4
First Supplemental Indenture dated August 4, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 5, 2022)

4.5
Second Supplemental Indenture dated September 30, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 3, 2022)

4.6
Third Supplemental Indenture dated September 30, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed October 3, 2022)

4.7
Fourth Supplemental Indenture dated October 25, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 31, 2022)

4.8
Form of Indenture (including form of October Note) by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Registrants Current Report on Form 8-K filed October 25, 2022)

4.9	Form of Ordinary Share Purchase Warrant issued May 27, 2022 (incorporated by reference from Exhibit 4.6 to the Registrant's Registration Statement on Form S-1 (File No. 333- 266077)).
4.10	Form of Ordinary Share Purchase Warrant issued October 25, 2022 (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed October 25, 2022).
4.11*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.3
First Amendment to Amended and Restated Subscription Agreement dated August 4, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and the Subscribers named therein (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 5, 2022)

10.4
Repurchase and Subscription Agreement dated October 24, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and the subscribers named therein (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 25, 2022).

10.5
Form of Noteholder Agreement by and among the Company and the Purchasers named therein (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 25, 2022).

10.6
Form of Registration Rights Agreement by and among Rockley Photonics Holdings Limited and the subscribers named therein (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 25, 2022).

10.7
Bridge Note Subscription Agreement dated September 30, 2022 by and between the Company, each of the Company’s subsidiaries named therein and the Subscribers named therein (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2022).

10.8
Forbearance Agreement dated September 30, 2022 by and between the Company, each of the Guarantor Subsidiaries (as defined therein), Wilmington Savings Fund Society, FSB, as trustee and collateral agent and each beneficial owner of Convertible Senior Secured Notes due 2026 (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 3, 2022).

10.9
Employment Agreement between Rockley Photonics and Richard A. Meier dated October 20, 2022 (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 20, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (embedded within the Inline XBRL document).
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

Rockley Photonics Holdings Limited

Date:	November 10, 2022		/s/ Dr. Andrew Rickman, OBE
		Name:	Dr. Andrew Rickman, OBE
		Title	Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2022		/s/ Mr. Richard A. Meier
		Name:	Mr. Richard A. Meier
		Title	President and Chief Financial Officer
(Principal Financial Officer)