Form 10-K
period 2022-12-31
Rockley Photonics Holdings Ltd
filed 2023-05-15
CIK 1852117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):    Yes  ☐    No  ☒
The aggregate market value of voting stock held by
non-affiliates
of the Registrant on January 23, 2023, based on the closing price of $0.19 for shares of the Registrant’s ordinary shares as reported by the New York Stock Exchange, was approximately $26,721,463, prior to the delisting of the Registrant’s ordinary shares from the New York Stock Exchange.
As of March 10, 2023, there were 132,923,224 shares of the Registrant’s ordinary shares, par value $0.000004026575398, issued and outstanding. On or about March 14, 2023, in connection with the Plan of Reorganization (as defined herein), the Registrant’s ordinary shares were cancelled and no ordinary shares are outstanding as of the date of this annual report on Form
10-K.

i

EXPLANATORY NOTE

As previously disclosed, on January 23, 2023, Rockley Photonics Holdings Limited (the “Company”) filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) to implement a “pre-packaged” plan of reorganization (the “Plan”) in order to facilitate the restructuring of the Company. On January 24, 2023, the Company’s ordinary shares, $0.000004026575398 par value per share, trading symbol “RKLY”, and its public warrants, with each whole warrant then exercisable for one ordinary share at an exercise price of $11.50 per share, trading symbol “RKLY.WS” were suspended from trading on the New York Stock Exchange (the “NYSE”). On February 21, 2023, the Company’s ordinary shares and its public warrants were delisted from the NYSE. Accordingly, the Company does not have any securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).

On March 10, 2023, the Bankruptcy Court entered an order (i) approving the adequacy of the Company’s disclosure statement and (ii) confirming the Plan (the “Confirmation Order”), attached hereto as Exhibit 2.1. The Plan became effective on March 14, 2023 (the “Effective Date”). Upon the filing of this Annual Report on Form 10-K, the Company intends to file a Form 15 to suspend its periodic reporting obligations under Sections 12(g) and 15(d) of the Exchange Act.

On or about March 14, 2023, in connection with the Plan, the Registrant’s ordinary shares were cancelled and no ordinary shares are outstanding as of the date of this annual report on Form 10-K. Except as provided in the Plan, all other equity, debt, convertible equity, and convertible debt of any kind issued by the Company were cancelled and are no longer outstanding as of the date of this annual report on Form 10-K. It is anticipated that the Company will be dissolved following the closing of the bankruptcy case in accordance with the Plan and Cayman law.

Unless specifically noted or the context clearly requires otherwise, all information set forth in this annual report on Form 10-K relates to the Company as it existed as of December 31, 2022 and prior to the Company’s bankruptcy filing, and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of the Company after the bankruptcy filing, nor of any other entity, including any entity which may result from the bankruptcy proceedings.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on information available as of the date of this Annual Report on Form 10-K, and current expectations, forecasts, and assumptions, (whether or not identified herein), and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Annual Report on Form 10-K should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Forward-looking statements in this report include, but are not limited to, statements regarding the following:

•	Rockley’s bankruptcy proceedings and restructuring;

•	Rockley’s strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;

•	the implementation, market acceptance, and success of Rockley’s business model;

•	developments and expectations relating to Rockley’s competitors, target markets, and industry;

•	Rockley’s future capital requirements and sources and uses of cash;

•	Rockley’s ability to obtain funding for its product development plans, execution of its business strategy, and its operations;

•	Rockley’s business, product development plans, and opportunities;

•	the outcome of any known and unknown litigation and regulatory proceedings;

•	Rockley’s anticipated financial outlook or information, anticipated growth rate, and market opportunities;

•	Rockley’s plans to commercialize its products and services, and anticipated timing thereof;

•	Rockley’s expectations as to when it may generate sufficient revenue from the sale of its products and services to cover expansion plans, operating expenses, working capital, and capital expenditures;

•	the development status and anticipated timeline for commercial production of Rockley’s products;

•	Rockley’s plans for products under development and future products and anticipated features and benefits thereof;

•	the status and expectations regarding Rockley’s customer and strategic partner relationships, and potential customer and strategic partner relationships;

•	the total addressable markets for Rockley’s products and technology;

•	the ability of Rockley to increase market share in its existing markets or any new markets it may enter;

•	Rockley’s ability to obtain any required regulatory approvals, including any required Food and Drug Administration (“FDA”) approvals, in connection with its anticipated products and technology;

•	Rockley’s ability to maintain an effective system of internal control over financial reporting;

•	Rockley’s ability to maintain and protect its intellectual property;

•	Rockley’s success in retaining or recruiting, or changes required in, officers, key employees, or directors; the ability of Rockley to manage its growth effectively;

•	the ability of Rockley to achieve and maintain profitability in the future; and

•	the impact of the COVID-19 pandemic.

Forward-looking statements are subject to several risks and uncertainties (many of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed below under the headings “Risk Factor Summary” and Item 1.A. “Risk Factors”.

Risk Factor Summary

Unless specifically noted or the context clearly requires otherwise, all information set forth in this annual report on Form 10-K relates to the Company as it existed as of December 31, 2022 and prior to the Company’s bankruptcy proceedings and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of any other entity, including any entity which may result from the bankruptcy proceedings.

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

•	Changes to our product offerings (cancellation of a product line or significant changes in requirements)

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

PART I

Unless specifically noted or the context clearly requires otherwise, all information set forth in this annual report on Form 10-K relates to the Company as it existed as of December 31, 2022 and prior to the Company’s bankruptcy proceedings and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of any other entity, including any entity which may result from the bankruptcy proceedings.

Item 1. Business

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

Company Overview

We have developed a comprehensive range of silicon photonics technologies that have both the power and the flexibility to support a wide range of potential applications. Our silicon-photonics platform will incorporate several key components to support these solutions, including photonic integrated circuits and associated modules, sensors, and end-to-end solutions. We expect that our immediate focus over the next two years will be on developing and commercializing our products for incorporation in consumer wearables, medical devices, and dedicated solutions for the healthcare market.

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

With this unique sensing platform, we believe we can reshape several important markets of the healthcare sector such as consumer wellness, long term health trend monitoring, patient monitoring, early disease detection, nutrition management and the treatment of certain chronic diseases. Our biosensing platform is designed to enable multiple applications using our non-invasive, continuous, multi-modal biomarker monitoring capabilities. Our target biomarkers for consumer healthcare include lactate, alcohol, glucose (indicator), hydration, blood pressure, blood oxygen and core body temperature, among others.

Our end-to-end solutions include hardware with the potential to detect multiple biomarkers, related algorithms, cloud-based analytics and artificial intelligence (“AI”). We have shipped early engineering samples to some of our customers to support research and development efforts.

Our platform has been built upon our silicon photonics technology, which enables highly advanced sensor performance, power, resolution, and formfactor. This technology has the potential to allow monitoring devices, currently the size of clinical laboratory machines, to be miniaturized to the size of a wearable device. We believe that this miniaturization capability has the potential to unlock additional applications in consumer electronics and medical devices. Our technology is built on over 260 patents and over nine years of product development.

We have established a manufacturing ecosystem based upon our wholly-owned, proprietary processes in several areas. We believe that this manufacturing ecosystem will support rapid scalability.

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

Market Opportunity

Health and Wellness

There is growing demand for miniaturized, wearable solutions that offer an affordable way to provide key insights into a person’s health and well-being, outside the clinical environment. Delivering relevant insights will require non-invasive, continuous, real-time sensing and measurement of multiple biomarkers, coupled with advanced analytics to interpret the data. We believe that this demand is driven and will continue to be driven by two major market and secular trends:

•

Consumer health and well-being awareness. While there is an existing market for athletes in training and for highly active and health-conscious users, there has been an increasing global consumer focus on preventative healthcare, with users desiring greater control and visibility over their own health and well-being. In parallel, amid the proliferation of wearable technologies with emerging health monitoring capabilities, there is greater demand for more sophisticated and comprehensive sensing technology that can measure and track a broad range of conditions and biomarkers. Generating a holistic view of the human body through access to multiple biomarkers will enable a more sophisticated ability to monitor and track general trends of changing health conditions. This has the potential to help physicians identify health conditions and possible disease states earlier and allow for more affordable prevention measures and effective patient treatment, perhaps long before requiring aggressive disease management. More recently, COVID-19 has had a profound impact on the way consumers perceive their need for “at-home” monitoring solutions.

•

Treatment of chronic conditions and disease care. With increased life expectancies, a growing number of chronic conditions and diseases has placed a strain on healthcare systems. Furthermore, non-invasive monitoring solutions for chronic conditions have historically been costly and available only in a medical facility. With our potential for delivering individual non-invasive wearable monitoring solutions, we believe that we have a great opportunity to impact patients’ compliance with healthcare guidance and subsequent efficient treatment of patients, which will lead to better quality of life and drastic reductions in the overall cost of healthcare. Non-invasive, continuous monitoring also has the potential to detect and possibly prevent chronic conditions and diseases at a much earlier stage, resulting in reduced overall healthcare cost.

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

Data Communications

Datacenter operators continue to build and upgrade their datacenter infrastructure to meet the continuing growth in public, private, and hybrid cloud capacity. As these datacenters rely heavily on fiber optics to interconnect compute, storage, accelerators and other resources, this trend is reflected with substantial growth in demand in the high-speed Ethernet optics. The market segment that we are primarily targeting comprises 400Gb/s and 800Gb/s. We believe our silicon photonics platform is well positioned to address this market with highly integrated Si PICs and class leading III-V technology to implement the optical functionality required for such transceiver modules. We believe that our platform will provide a substantial cost advantage over conventional discrete-optics-based solutions, as well as over competing integrated photonics solutions due to our platform’s inherent benefits.

Competitive Advantages

We believe our silicon photonics solutions and technology offer the following key healthcare monitoring benefits:

•

Superior sensing performance. Our silicon photonics-based spectrometer chip provides up to one million times higher resolution, approximately one thousand times higher accuracy, and approximately one hundred times broader spectral range than existing LED-based solutions, based on product analysis undertaken by Rockley comparing the Rockley silicon photonics-based spectrometer chip to existing LED-based solutions. We believe that our unique silicon photonics technology and the entire product ecosystem we are developing will make our end-to-end offerings in the health and wellness domain difficult to replicate. Current optical-based sensing solutions rely on LED-based sensing (PPG signals for SpO2, heart rate, heart rate variability, breath rate, and blood pressure). However, there are many biomarkers present in the body (such as in blood or interstitial fluid) that are not detectable in the visible LED range. We believe that our silicon photonics technology delivers several ingredients that will be required to bring a powerful and meaningful product into the healthcare market: the accuracy and width of our wavelength span in the infrared spectrum, the capability of our silicon photonics solutions to integrate many wavelengths, and the high signal-to-noise ratio (“SNR”) generated by our chips.

Figure 4: Enabling a new class of sensor by combining visible light and infrared

•

Flexible platform architecture. We have designed our platform from the ground up and, leveraging our team’s extensive experience, have developed a highly flexible platform architecture. As a result, we believe our innovative platform architecture will allow us to easily configure core building blocks to produce a wide range of functional components and modules for high-volume applications across a broad range of market sectors.

•

Differentiated biomarker sensing algorithms and analytics. Our biomarker detection algorithms are optimized for our unique and optimized hardware technology platform. We believe that the data analytics and biomarker processing capabilities of our AI / cloud offering will further expand our ability to offer additional insights into a person’s health.

•

Deep understanding of market opportunity and customer priorities. We are developing many applications and systems with our silicon photonics solutions that are driven by industry leaders in the consumer sensors, healthcare, and data communications markets. Through our established relationships with industry leaders, we have consistently demonstrated our ability to address their technological challenges. As a result, we have signed memoranda of understanding and have contracted with several industry leaders in wearable consumer technology to establish product specifications and desirable features. We believe we are well-positioned to develop high-volume optical sensing modules and algorithms for their emerging architectures. We have ongoing, collaborative discussions with consumer wearables, healthcare, and communication companies and original equipment manufacturers (“OEM”) and module and component vendors to address their next-generation product offering to end users.

•

Fabless, scalable business model with manufacturing process expertise and ownership. We plan to operate in a fabless business model by using third-party foundries to manufacture and test our products. We believe that outsourcing our product manufacturing and test processes and procedures simplifies our operations, significantly reduces capital commitments, and provides greater flexibility to respond to new market opportunities and scale with our customer demand. We also believe this approach will allow us to invest and focus our resources on proprietary process development and sales and marketing efforts.

•

Highly differentiated manufacturing process. Our manufacturing processes in several key areas (PICs, III-V actives, Integration) are unique and well-suited to meeting our customers’ economic and performance needs for their applications. In particular, we believe our silicon PIC process on multi-micron thick Silicon-On-Insulator (“SOI”) is a key differentiator. Our manufacturing processes utilize standard semiconductor manufacturing equipment but are optimized for photonics performance through incorporating innovative features to facilitate easier integration and packaging.

•

Extensive intellectual property portfolio. We believe our extensive intellectual property provides us with a significant competitive advantage. Our know-how is based on over 30 years of leadership in the development and commercialization of silicon photonics, and we have established strong and deep technical foundations and expertise for high-volume product delivery that would be difficult for a competitor to replicate.

•

Established and committed foundry partner network. We have built a high-volume foundry network comprised of strategic partners who share our growth vision, and our engineering team continues to work to push new boundaries in photonic component manufacturing processes.

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

Our Strategy

Our strategy is to become the leading global provider of sensing products that incorporate integrated optical modules with supporting electronics, software, application algorithms, and cloud-based AI platforms for high-volume and high-margin applications in dynamic high-growth market sectors and for use-case specific opportunities with a focus on medtech and healthcare. Key elements of our strategy include:

•

Extend our silicon photonics leadership. We intend, through continuous platform engineering and advanced research and development, to continue driving innovation in the silicon photonics market and to improve the performance of our current solutions across a variety of key metrics, including size, power, and signal quality. Such innovation will be a key to opening new market opportunities.

•

Identify and promote new and emerging applications for our technologies. We are actively engaged with our science and technology partners to explore new potential markets and applications for our technology. We intend to continue to collaborate with our partners to understand the challenges in their end-product roadmaps and to demonstrate how our technologies can help them design and enable innovative solutions.

•

Develop our product portfolio. Beginning with our first target products in the consumer and medtech domains and for on-the-wrist applications, we intend to develop and broaden our product portfolio by continuing to invest in research and development so we can expand our platform capabilities as well as enhance our existing product roadmap. We are actively conducting research and development on other form factors and domains. We believe our differentiated technology will play an important role in delivering products for remote patient monitoring needs and for other niche markets such as diet and weight management, women’s health, and early detection and monitoring of chronic diseases such as diabetes.

•

Continue forming strategic partnerships in products and applications: Working with our partners, we have developed many potential product application opportunities with our unique technology that can be researched and unlocked in the future. Our partners operate in various domains such as hardware development, algorithm development, AI, and clinical research.

•

Continue to attract and acquire new customers. We intend to expand our customer base beyond our 17 existing customers in consumer electronics and medtech by focusing on direct dialogue with large strategic accounts, as well as by partnering with large distributors and resellers, when necessary. We believe this multi-track strategy will allow us to provide differentiated solutions to a broad array of customers.

•

Sustain margin through expansion of our products into higher-end markets. We intend to use our technological expertise to deliver higher value and high product margins. In addition, we intend to continue to reduce our costs through operational improvements and supply-chain management initiatives.

Our Technology Platform and Product Offerings

Our solutions leverage our developed knowledge of silicon photonics, application science, and our innovative platform architecture to address high-volume applications in the consumer sensors, medtech and healthcare. We believe our leadership position in developing silicon photonics-based sensing solutions is a result of the following core strengths:

•	We have developed a unique and proprietary silicon photonics platform technology that addresses a broad set of requirements in the healthcare and wellness industries.

•

Our custom multi-micron-waveguide photonics-optimized process with integrated III-V semiconductor actives brings multiple competitive advantages in terms of performance and manufacturability, offering lower waveguide losses, higher waveguide power handling, polarization independence, ubiquitous integration of III-V actives in their native known-good-die form, ultra-broad-band performance, and lower sensitivity to manufacturing variations while enabling compact circuitry with high integration densities.

Figure 5: Rockley spectrophotometer chip solution, as compared to conventional LED- and spectrometer-based solutions

Additional key points concerning the photonics technology include the following:

•

The optical-loss-per-unit distance is much lower than for other technologies, enabling lower-power solutions and/or larger-scale PICs, which enables a high signal-to-noise ratio and hence high-fidelity signal detection and helps reduce overall power consumption;

•

The platform provides broadband performance and is suitable for the visible, short-wave, and mid-infrared bands. This is a key enabler for sensing applications that other platforms cannot serve. Broadband optical performance also enables sensing a large optical spectrum to cover a wide range of measurands;

•

The platform is well suited to power-efficient integration of III-V waveguide devices such as lasers and modulators that also have a multi-micron mode size. Low-loss coupling from III-V to Si waveguide drives down power consumption for long battery life;

•

A larger waveguide is much less sensitive to manufacturing variations that can affect its shape and hence its refractive index, thereby achieving much better center wavelength registration than small waveguides enabling accurate wavelength filters. The large waveguides also offer a much higher optical power handling capability than small waveguides;

•	Rockley’s waveguides exhibit low dispersion (low signal distortion) and low polarization dependent loss (simplifying receiver architectures in particular);

•

Strong optical confinement enables tight packing of waveguides and sharp waveguide bends, thereby yielding dense layout capability and compact PICs. Compact PIC layouts result in small chip sizes to fit within consumer device form factors and reduce product cost;

•	Accurate wavelength targeting enables using many finely-spaced wavelengths for accurate detection;

•	Known-good-die integration of active elements improved yields, which leads to cost-effective solutions.

The following are the key components of our end-to-end (full-stack) platform model:

•

Photonic integrated circuits in silicon with integrated III-V: The design and large-scale manufacturing of silicon photonic PICs and integration of active “III-V” elements onto these PICs are the foundational competencies of Rockley. These PICs are manufactured using our proprietary and highly differentiated process flow deployed at our foundry partners;

•

Application-specific integrated circuits (“ASICs”): The design of electronic ICs to complement our PICs and facilitate their integration into a specific end-product is the second key component of our platform offering. The ICs are designed in volume complementary metal-oxide-semiconductor (“CMOS”) or bipolar CMOS (“BiCMOS”) technology nodes using standard design flows and are manufactured at volume-scale foundries;

•

Photonic & electronic co-packaging: The next layer of the stack conjoins photonic and electronic ICs into opto-electronic engines through advanced co-packaging technologies, including 2.5D and 3D integration. Such dense integration is key and enables us to achieve the energy efficiency and physical size requirements for our core use cases. We partner with specialized packaging houses to provide the capacity required for serving consumer markets;

•

System architecture & hardware design: We have built deep expertise in architecting photonic systems for sensing solutions in healthcare and wellness, machine vision, and data communications. This enables us to go beyond making chips and allows us to deliver higher value-add photonic subsystems, modules, and chipsets that fit seamlessly into our end-product partners’ designs;

•

Firmware/software: Any system requires some degree of firmware and software to operate and inter-operate, and our photonic systems are no exception. We have in-house expertise to develop the necessary firmware and software to complement our hardware offerings and facilitate system integration, testing, and monitoring by our customers; and

•

Sensing algorithms, AI, and cloud analytics: At the highest level of the stack, we develop algorithms, AI models, and cloud-based infrastructure to gain deeper insights into health and wellness trends from the volume of sensor data collected by our wearable modules.

Figure 6: Rockley cloud analytics and AI

We believe the key benefits that our solutions can provide to our customers are as follows:

•

Broad set of biomarkers with data analytics. Leveraging our unique integrated solution, we enable the detection and monitoring of multiple biomarkers. Analyzing the underlying spectral data with our growing base of machine learning and AI models has the potential to provide further insights into a person’s health;

•

Low power and small footprint. In each of the markets that we expect to serve, the power budget of the overall system is a key consideration. Power consumption greatly impacts system operation cost, footprint, and cooling requirements and is increasingly becoming a point of focus for our current customers and for other market participants that we are targeting as future customers. We believe that our silicon photonics solutions enable our customers to implement system architectures that reduce overall system power consumption. Moreover, in many of our applications, we are able to design and deliver semiconductors that have a smaller footprint and therefore reduce the overall system size; and

•

Faster time to market. To meet our customers’ time-to-market requirements, we work closely with them early in their design cycles and are actively involved in their development processes. Our hardware, algorithm, data analytics, and AI roadmaps provide flexibility in meeting our customers’ schedules.

Rockley’s Silicon Photonics Toolbox Elements

Rockley’s proprietary silicon photonics platform covers a unique end-to-end solution, including generation of the light, manipulation of the light (modulation, multiplexing), radiation out of the module, and collection and processing of the returned light. The following provides an overview of the key components of our platform:

•	Lasers: Our lasers offer precise wavelength control and robust power efficiency. The waveguide platform allows efficient wafer-scale integration of laser-devices through a flip-chip process;

•

Modulators and detectors: We have developed optical modulators and detectors that are ultra-compact, power-efficient and high-speed, capable of handling high data rates and a broad range of wavelengths;

•	Combiners and splitters: Our platform is capable of wavelength division multiplexing (“WDM”) and demultiplexing, enabling in excess of 100 wavelengths on a single optical path;

•

Fiber optic coupling: Our PIC contains on-chip embedded interfaces to the optical fibers. These interfaces allow the fiber to be passively attached directly to the PIC without external light coupling elements;

•

Free-space optics: Our platform allows for efficient light coupling from free space into and out of the photonics circuits, with either edge or perpendicular coupling. This feature enables a broad range of sensing applications;

•	Photonic integrated circuits: Our development platform enables integration of light sources, active devices, passive devices, and optical coupling elements into a single compact silicon chip;

•	Wafer-scale processing: Our silicon photonics platform enables high throughput wafer-scale processing of monolithic and multi-die structures for chip-on-wafer integration;

•

Interface electronics: We have in-house design expertise for custom analog circuitry to translate high-speed data streams into signals that actuate the PICs (drivers) and receive signals from them (amplifiers). This is complemented by our digital design capability for device control, signal processing, and interfaces to our customers systems; and

•	Packaged assembly: The assembly of electrical ASICs, PICs, and fiber optics (if needed) into a single, highly integrated product requires a test and manufacturing flow that enables high-volume scale.

Further application-based expertise is focused on the following:

•	Tissue optics design: Our sensing module products will include probe and hardware design to optimize sensing through the skin;

•

Biomarker application: Our sensing algorithms are being developed through various levels of validation to provide state-of-the-art sensing capabilities, from proof of concept in the lab to clinical validation in human studies; and

•	Applied data science: Our AI and cloud analytics will aggregate, analyze, and assess spectral data from our sensing products to extract additional insights and algorithm improvements.

Current Product Offerings

We have developed two separate product offerings to address our target markets: (i) VitalSpex (consume domain); and (ii) Bioptx (healthcare and medtech).

In respect of the VitalSpex biomarker sensing platform:

•

We will target applications in the consumer health and wellness industry and expect strong customer engagement in the consumer electronics and wearables market. The VitalSpex platform represents a breakthrough that will empower consumer electronic devices, primarily personal wearables, smartphones and homecare devices, with the capacity for new powerful healthcare and wellness monitoring;

•

The VitalSpex line will include a range of hardware and software solutions that enable non-invasive, continuous, and real-time monitoring of multiple biomarkers, from modules and chipsets that can be integrated into a wearable form factor to cloud analytics and artificial intelligence (AI);

•

The VitalSpex line will include a Baseline module, which will target the measurement of core body temperature, body, hydration, blood pressure, and more, and a Pro module, which will add the measurement of alcohol, lactate, and glucose trends. Our first health monitoring product offering is expected to launch in the second half of 2022; and

•

The VitalSpex Baseline and Pro modules will each combine existing LED-based optical sensing with Rockley’s proprietary infrared optical sensing to expand the range of biomarkers that wearable devices can measure. Our VitalSpex modules will include the hardware and software capabilities to collect information available and relevant to the target biomarkers.

•	We also plan to offer additional cloud-based subscription services that enhance the capabilities of the VitalSpex platform.

In respect of the Bioptx healthcare sensing platform:

•

The Bioptx platform will target medical institutions, such as hospitals, research clinics, pharmaceutical companies, medical device manufacturers, and other healthcare providers, offering them the ability to monitor the general health and wellness of individuals. The measurement capabilities of the Bioptx platform the potential to transform healthcare by providing real-time insights into a variety of health conditions and by enabling early detection of multiple disease states;

•

The Bioptx platform will include a range of hardware and software solutions that enable non-invasive, continuous, and real-time monitoring of multiple biomarkers, from a stand-alone wearable wristband to cloud analytics and artificial intelligence (AI);

•

The Bioptx platform will include Baseline products (for core body temperature, body, hydration, blood pressure, and more) and Pro products (which will add the measurement of alcohol, lactate, and glucose trends). Our first health monitoring product offering is expected to ship in the second half of 2022;

•	We also plan to offer additional cloud-based subscription services that enhance the capabilities of the Bioptx platform;

•

The intended markets for Bioptx products, including our wristband, are markets in the medical professional healthcare domain (i.e., not consumer) that require an optimized and dedicated solution for health monitoring. tracking, and detection; and

•

We expect that our customers will initially use the Bioptx platform to monitor the general wellness of individuals under care or in studies. After products in the Bioptx line receive approval from the FDA or other regulatory bodies, we anticipate that customers will expand product use into preventive and diagnostic care, such as remote patient monitoring and diagnosis.

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

•

Raw Materials and Wafer Supply: The starting raw materials (SOI wafers) for our silicon photonics have been customized by world leading silicon providers for the Rockley proprietary specification. For the active III-V components, we have arrangements in place with the world’s leading epitaxial wafer supplier. We also have volume ready suppliers for commercial off-the shelf-components (“COTS”) that go into the visible sensing and the overall module.

•

Wafer Fabrication: Our SOI wafers are converted into fully processed silicon photonics PIC wafers at Skywater. The process used by SW is wholly owned by Rockley and licensed for use by SW only in Rockley products. The process design kit (“PDK”) for this process is developed and maintained by us and constitutes our intellectual property.

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

•

Chipset and module integration: The chipset integration of the III-V active components into the silicon PICs is done at wafer scale and using passive alignment techniques that are uniquely enabled in our platform. Furthermore, we have ensured that the III-V components are in arrays of devices (reduces amount of alignment and integration activities) and on pretested known good die (“KGD”) which ensures very high compounded yields. The process intellectual property (“IP”) is developed and owned by Rockley and the integration is currently done in the UK at pilot production volumes, with plans to outsource higher volume in the future.

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

Commitment to Quality

We are committed to excellence by creating class-leading silicon photonics-based products and services. We intend to meet or exceed our global customer expectations by executing the following:

•	Creating long-lasting, trusting, and mutually beneficial relationships with customers and partners;

•	Establishing a full understanding of our customers’ requirements and ensuring our products and services meet their expectations;

•	Building a team of highly trained, empowered, and accountable employees;

•	Innovating in the creation of technology that drives our products and services;

•	Improving the effectiveness and efficiency of our quality management system through review of results, learning, and enhancement on a continual basis

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

Research and Development

We believe that our future success depends on our ability to develop new products for both existing and new markets, development enhancements to our products once developed or if and when commercially launched, to stay ahead of our competition by being leaders in extending the boundaries of our technologies. As a result, a significant amount of our operating expenses has been allocated towards next-generation platform development. Our research and development efforts are focused primarily on extending the functionality and addressable markets of our integrated photonics platform, as well as continually increasing its performance, efficiency, and volume manufacturing competitiveness. We have assembled a core team of experienced engineers and systems designers with an extremely broad range of skill sets across different disciplines who conduct research and development activities in the United States and various European locations, and we are supported by partnerships with leading research institutions and consumer electronics and medical devices companies. As of December 31, 2022, we had 230 employees globally with over 80% of our workforce focused on research, product development, and engineering.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2022, we had 262 issued patents and 310 other patent applications pending worldwide. The 114 issued and allowed patents in the United States expire in the years beginning in 2022 through 2040. Many of our issued patents and pending patent applications relate to sensors and sensor chips, and we have extensive geographic coverage over numerous relevant technology domains.

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

Employees and Human Capital Resources

Our workforce represents a highly regarded team of silicon photonics and measurement science experts under the same organization. A significant number of our employees have advanced degrees, including a large percentage holding PhDs. As of December 31, 2022, we had 230 employees, a large percentage of whom are in technical roles, including engineering.

•	The quality of our employees is well recognized in the industry and has a strong and positive impact on our ability to develop and capitalize on our strategic operating model and business plan;

•

Our leadership team is recognized for world-leading expertise in silicon photonics design and process, microelectronics design, packaging and test, software and algorithms including cloud and AI, and applications in data communications and medical sensing; and

•	We have strong relationship with our employees and have never experienced a work stoppage.

Despite the significant challenges facing the world economy in light of the COVID-19 pandemic, we have remained focused on our business plan and priorities. We intend to continue to focus on:

•	Protecting the well-being of our employees and keeping them healthy and engaged;

•	Making our physical workplaces safe and compliant;

•	Building out efficient global human resource information systems and processes;

•	Recruiting and staff retention for critical skills and competencies;

•	Investing in the development of current and future leadership; and

•	Creating sustainable operations, while building resilience, efficiency and flexibility into everything, from strategy to work design.

Facilities

Our headquarters are currently located in the United Kingdom. We have premises in Pasadena, California under multiple leases for approximately 18,000 square feet, with most leases for these premises expiring around June 2023. The premises in Pasadena are predominantly used for engineering, finance, and general administration services. We lease a property in San Jose, California of approximately 4,600 square feet under a lease expiring in 2024, which is predominantly used for sales and marketing, finance, and general administration services. In Irvine, California we accommodate our sensor application facility and additional office space under multiple leases for approximately 12,000 square feet, all expiring in July 2027. We believe that our current facilities are sufficient to support our operations and growth plans and that additional space, if needed, will be available on commercially reasonably terms.

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

Item 1A. Risk Factors

Unless specifically noted or the context clearly requires otherwise, all information set forth in this annual report on Form 10-K relates to the Company as it existed as of December 31, 2022 and prior to the Company’s bankruptcy proceedings and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of any other entity, including any entity which may result from the bankruptcy proceedings.

As used in the risks described in this subsection, references to “the Company,” “Rockley,” “we,” “us,” and “our,” are intended to refer to the business and operations of Rockley, unless the context clearly indicates otherwise.

Rockley may be unable to successfully implement the Plan of Reorganization and could therefore be required to cease operations.

On March 10, 2023, Rockley filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court to implement the “Plan of Reorganization” in order to facilitate its restructuring. On March 10, 2023, the Bankruptcy Court entered its Order approving the Plan of Reorganization. Rockley’s ordinary shares and public warrants have been delisted from the New York Stock Exchange and Rockley intends to file to deregister as a public company shortly after the filing of this Form 10-K. Rockley may be unable to successfully implement the Plan of Reorganization and restructuring and could therefore fail to emerge from bankruptcy, in which case it would cease operations as an independent company or otherwise. The risk factors described below relate to Rockley’s business assuming it is able to continue its business operations.

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

Rockley has to date generated revenue primarily from non-recurring engineering (“NRE”) and development services for customer-specific designs of silicon photonics chipsets for incorporation into its customers’ end products. Rockley has incurred net losses since inception and believes that it will continue to incur operating and net losses for the foreseeable future, including for a period of time after commercialization, if any, of its silicon photonics chipsets. Even if Rockley is able to successfully develop and sell its products, there can be no guarantee that it will do so within its anticipated timeframe or that its products will be commercially successful. Rockley’s potential future profitability is dependent upon the successful development, commercial introduction, and acceptance of its products and services, including its silicon photonics chipsets for the consumer wearables market and its module applications with biomarker detection capabilities for advanced health metrics. Because Rockley will incur costs to develop and commercialize its products and services, including its chipsets and module applications, before it receives any significant revenue from any sales of such products or services, Rockley’s losses in future periods may continue. Rockley may never achieve or sustain profitability.

Rockley may become subject to restrictive debt covenants that may limit its ability to finance its future operations and capital needs and to pursue business opportunities and activities.

Rockley’s financing agreements prior to the bankruptcy proceedings contained restrictive covenants, including a requirement to maintain at least $35 million cash on hand, that limit its ability to take certain actions. While these financing arrangements were extinguished in connection with the bankruptcy proceedings, Rockley may in the future need to enter into financing arrangements with similar restrictive covenants. These restrictions may limit Rockley’s ability to operate its businesses and may prohibit or limit its activity to enhance its operations or take advantage of potential business opportunities as they arise. All of these limitations are subject to significant exceptions and qualifications. These covenants could limit Rockley’s ability to finance its future operations and capital needs and its ability to pursue business opportunities and activities that may be in its interest. If Rockley breaches any such covenants it may be in default under its indebtedness, which may then become immediately due and payable. Rockley may not have, or be able to obtain, sufficient funds to make these accelerated payments. Rockley’s ability to comply with the provisions of its financing arrangements may be affected by changes in economic or business conditions or other events beyond its control.

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

Rockley was founded in 2013, completed development of its advanced sensing platform in 2019, launched its healthcare module offering in 2020, and has not yet fully developed and commercialized any of its products. This relatively limited operating history makes it difficult to evaluate Rockley’s future prospects and the risks and challenges it may encounter. The risks and challenges which may impact Rockley’s future prospects and business include, but are not limited to, its ability to:

•	successfully commercialize its products and services, including its silicon photonics chipsets, module applications, and analytics subscription service;

•	develop innovative applications for its silicon photonics and sensing technology;

•	expand its sales and marketing activities and distribution channels;

•	improve its operational, financial, and management information systems;

•	attract, hire, integrate, and retain qualified talent to support the growth of its business;

•	protect its intellectual property portfolio;

•	comply with existing and new or modified laws and regulations applicable to its business;

•	manage capital expenditures for its current and future products, as well as its supply chain and supplier relationships;

•	anticipate and respond to macroeconomic changes and changes in the markets in which it operates;

•	effectively manage its growth and business operations, including the impacts of the COVID-19 pandemic on its business; and

•	hire, integrate, and retain qualified talent to support the growth of its business.

If Rockley fails to successfully manage the risks and difficulties that it faces, its business, financial condition, and results of operations could be materially and adversely affected. Further, because Rockley has a limited operating history and has not yet commercialized its products, it is difficult to accurately assess its future prospects or financial performance. Rockley has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If Rockley’s assumptions regarding these risks and uncertainties, which it uses to plan and operate its business, are incorrect or change, or if it does not address these risks successfully, its results of operations could differ materially from its expectations and its business, financial condition, and results of operations could be materially and adversely affected.

The strategic initiatives Rockley may undertake in the future may be more costly than currently anticipated and Rockley may not generate sufficient revenue to offset the costs of these initiatives, which in turn would negatively impact Rockley’s ability to achieve and maintain profitability.

Rockley may in the future invest in initiatives designed to grow its business, including:

•	partnering with customers and potential customers to develop and commercialize Rockley’s products;

•	investing in research and development;

•	investing in its workforce, including its engineering talent;

•	expanding its sales, marketing, and distribution efforts;

•	investing in new applications and markets for its products; and

•	partnering with third-parties to develop manufacturing processes.

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

Rockley expects its results of operations to fluctuate on a quarterly and annual basis.

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

Rockley’s international operations are subject to a number of other risks, including:

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

Rockley believes that its operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to a few large customers. Revenue attributable to Rockley’s largest customer accounted for the majority of its revenue in 2022 and 2021, respectively. Rockley anticipates revenue attributable to this customer will fluctuate from period to period, although it expects to remain dependent on this customer for a significant portion of its revenue for the foreseeable future. Rockley has a master supply and development agreement with this customer, which provides a general framework for Rockley’s transactions with it. This agreement continues until either party terminates for material breach. Under this agreement, Rockley has agreed to develop and deliver new products to this customer at its request, provided it also meets Rockley’s business purposes, and has agreed to indemnify it for intellectual property infringement or any injury or damages caused by Rockley’s products. This customer does not have any minimum or binding purchase obligations to Rockley under this agreement and could elect to discontinue or reduce making purchases from Rockley with little or no notice.

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

Changes in global political, regulatory, and economic conditions, or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where Rockley may purchase its components, sell its products, or conduct its business, could adversely affect Rockley’s business. The United States has in the past instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations, or countries, and other government regulations affecting trade between the United States and other countries where Rockley conducts its business. For instance, effective December 17, 2021, the U.S. Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce placed Hengtong and certain of its affiliates on the BIS “Entity List,” meaning that the U.S. Export Administration Regulations prohibit companies from providing products and technologies to organizations on the “Entity List” without prior authorization. In response to this decision, the Company terminated a planned technical sale to the JV. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments or any future similar developments, there may be greater restrictions and economic disincentives on international trade and economic cooperation that could adversely affect Rockley’s business. It may be time-consuming and expensive for Rockley to alter its business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on its business, financial condition, and results of operations.

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

Rockley may also be affected by cyber-attacks and other means of gaining unauthorized access to its products, systems, and data. For instance, cyber criminals or insiders may target Rockley or third parties with which it has business relationships to obtain data, or in a manner that disrupts Rockley’s operations or compromises its products or the systems into which its products are integrated. Due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyber-attacks that could either directly or indirectly impact our operations.

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

General Risks

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

Item 2. Properties

As at December 31, 2022, we held interest in 9 properties. All of our facilities are located on real estate that is leased from third parties. Our properties consisted of (1) 6 office and/or lab properties, (2) two corporate apartment properties, and (3) one clinical trials property. Our headquarters are currently located in the United Kingdom.

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

In the United Kingdom, we operate our administrative and support functions out of small leased office spaces in Wiltshire, UK and Oxford, UK.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Unless specifically noted or the context clearly requires otherwise, all information set forth in this annual report on Form 10-K relates to the Company as it existed as of December 31, 2022 and prior to the Company’s bankruptcy proceedings and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of any other entity, including any entity which may result from the bankruptcy proceedings.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares and public warrants previously traded on the NYSE under the symbol “RKLY” and “RKLY.WS.” As of February 21, 2023, our ordinary shares and public warrants were delisted from the NYSE.

Holders

As of March 10, 2023, there were approximately 116 holders of record of our ordinary shares.

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

Item 6. Selected Financial Data

The Company is a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless specifically noted or the context clearly requires otherwise, all information set forth in this annual report on Form 10-K relates to the Company as it existed as of December 31, 2022 and prior to the Company’s bankruptcy proceedings and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of any other entity, including any entity which may result from the bankruptcy proceedings.

The following discussion and analysis provides information that Rockley’s management believes is relevant to an assessment and understanding of Rockley’s consolidated results of operations and financial condition. The discussion should be read together with the audited annual consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements. Unless the context otherwise requires, references in these notes to “Rockley”, the “Company”, “we”, “us”, or “our” and any related terms are intended to mean the Company, Rockley Photonics Holdings Limited, while “Legacy Rockley” and “SC Health” refers to the entities prior to the Business Combination.

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

As testament to the relevance of our product development, we have captured the attention of several consumer electronics companies and, as of the date of this Annual Report on Form 10-K, we have established strategic relationships with six of the world’s top-ten largest manufacturers of smart watches and wristbands (based on volume as reported by IDC) and two of the five largest medtech companies (based on Becker’s ASC Review). We plan to leverage this attention to develop new capabilities in consumer wearables in the near term, and to expand over time into medical devices and other industry applications.

Our vision is to address many pressing healthcare concerns using our technology and we believe that there exists a large market opportunity for our platform. We estimate that the TAM for the consumer wearables, mobile device, and medical device markets is projected to be over $50 billion by 2025, based on data sourced from the Yole Report, the IDtexEx Report, the TrendForce Report, and our internal volume forecasts for smartphone, smart watch, and smart earbuds through 2025 (based on customer data), as the universe of healthcare and consumer wearable devices incorporating additional sensing capabilities emerges. Our target biomarkers for consumer healthcare include lactate, alcohol, glucose (indicator), carbon monoxide, blood pressure, blood oxygen, and core body temperature, among others. Our high-performance lasers have up to 1,000,000 times higher resolution, 1,000 times higher accuracy and 100 times broader range in wavelengths compared with existing LED offerings in wearable solutions (based on product analysis undertaken by Rockley comparing the Rockley silicon photonics-based spectrometer chip to existing solutions). In addition, as opposed to LED-based solutions, our lasers can be turned on more intermittently, and we employ dynamic adaptive power control to optimize laser on-time and overall power consumption for each different biomarker measurement, thus our solution will be more efficient than existing solutions.

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

Following the completion of our product development phase and introduction of our products to the consumer and medtech wearable markets, we expect our revenue to be derived from sales of both high-volume consumer wearable products and wearables targeting medical applications. In addition, we plan to offer advanced module applications with biomarker detection capabilities for advanced health metrics that can detect and classify data that could potentially alert patients and healthcare providers to take preemptive action to prevent disease. We also expect to offer a cloud analytics platform to provide a full range of subscription services, including the deployment of our technology through a subscription and cloud-based software as a service

To date, we have generated revenue primarily from non-recurring engineering (“NRE”) and development services for customer-specific designs of silicon photonics chipsets for incorporation into their customers’ end products and we have financed our operations primarily through the Business Combination, issuance of convertible loan notes, as well as private placements of ordinary shares. For the year ended December 31, 2022, we incurred a net loss of $224.0 million and utilized $126.2 million in cash to fund our operations.

We expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

•	continue to invest in our technology and our silicon photonics solutions;

•	continue to develop innovative solutions and applications for our technology;

•	commercialize our silicon photonics solutions;

•	continue to invest in our sales and marketing activities and distribution channels;

•	invest and improve our operational, financial, and management information systems;

•	retain key talent and increase our headcount;

•	maintain and expand our intellectual property portfolio

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

Upon the consummation of the Business Combination, we issued 104.0 million shares of ordinary shares for all the issued and outstanding equity interests of Legacy Rockley inclusive of ordinary shares issued in exchange for the issued and outstanding convertible loan notes (inclusive of interest accrued thereon) and warrants, as if each had converted into the Company’s ordinary shares immediately prior to the Business Combination. In addition, certain accredited investors (including entities affiliated with the SC Health Sponsor) purchased an aggregate of 15.0 million ordinary shares for a purchase price of $10.00 per share, or an aggregate purchase price of $150.0 million. The net cash received from the Business Combination after underwriter and transaction costs was $122.5 million.

The Business Combination was accounted for as a forward recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, SC Health was treated as the acquired company and Rockley was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the evaluation of the following facts and circumstances:

•	Legacy Rockley’s existing shareholders hold a majority voting interest in the combined company, and as such, have the power to appoint a majority of the members of the Company’s Board;

•	Legacy Rockley’s senior management team comprise the majority of the senior management of the combined company;

•	Legacy Rockley is the larger of the companies based on historical operating activity and employee base; and

•	Legacy Rockley’s operations comprise the ongoing operations of the combined entity.

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

Components of Results of Operations

The following discusses certain line items in our consolidated statements of operations.

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

Change in Fair Value of Warrant Liabilities

Gains or losses from the change in fair value of warrants are recorded from the remeasurement of the fair value of our private placement warrants, public warrants and warrants issued in connection with certain convertible notes based upon certain valuation assumptions.

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

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table sets forth our historical operating results for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021
Revenue	$3,248	$8,213
Cost of revenue	8,461	11,416
Gross profit	(5,213)	(3,203)
Operating expenses:
Selling, general, and administrative expenses	61,532	39,976
Research and development expenses	103,095	72,573

Total operating expenses	164,627	112,549

Loss from operations	(169,840)	(115,752)
Other income (expense):
Forgiveness of PPP loan	—	2,860
Other income	(348)	—
Interest expense, net	(14,697)	(4,781)
Equity method investment loss	(523)	(703)
Change in fair value of debt instruments	(73,361)	(59,916)
Change in fair value of warrant liabilities	44,138	10,827
Gain (loss) on foreign currency	(5,905)	119

Total other income (expense)	(50,696)	(51,594)

Loss before income taxes	(220,536)	(167,346)
Provision for income tax	3,504	667

Net loss	$(224,040)	$(168,013)

Discussion and Analysis of Results of Operations

Revenue (in thousands, except for percentages)

	Years Ended December 31,		Change
	2022	2021	$	%

Revenue	$3,248	$8,213	$(4,965)	(60)%

Revenue decreased by $5.0 million, or 60% to $3.2 million for the year ended December 31, 2022 from $8.2 million for the year ended December 31, 2021. This decrease is primarily driven by timing of project milestones for our significant customers in fiscal 2022 when compared to fiscal 2021.

Cost of Revenue and Gross Profit (in thousands, except for percentages)

	Years Ended December 31,		Change
	2022	2021	$	%

Cost of revenue	$8,461	$11,416	$(2,955)	(26)%
Gross Profit	$(5,213)	$(3,203)	$(2,010)	NM
Gross Margin	(62)%	(28)%	NM	NM

NM – Not meaningful

Cost of revenue decreased by $3.0 million, or 26%, to $8.5 million for the year ended December 31, 2022 from $11.4 million for the year ended December 31, 2021. This decrease in cost of revenue was primarily driven by an overall decrease in revenue and decrease in allocation of costs related to revenue generating activities when compared to the prior year.

Gross profit decreased by $2.0 million to $(5.2) million for the year ended December 31, 2022 from $(3.2) million for the year ended December 31, 2021. The decrease in gross profit was primarily driven by a decrease in revenue for the year ended December 31, 2022.

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

Selling, General and Administrative Expenses (in thousands, except for percentages)

	Years Ended December 31,		Change
	2022	2021	$	%

Selling, general and administrative expenses	$61,532	$39,976	$21,556	54%

Selling, general and administrative expenses increased by $21.6 million, or 54%, to $61.5 million for the year ended December 31, 2022 from $40.0 million for the year ended December 31, 2021. The increase was primarily due to an increase in professional fees of $16 million related to our financing activities in fiscal 2022. Further, the increase relates general corporate growth, of which $2.9 million was due to an increase in insurance expense, $1.6 million and $0.6 million were due to increased human capital and stock-based compensation costs, respectively.

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

Research and Development Expenses (in thousands, except for percentages)

	Years Ended December 31,		Change
	2022	2021	$	%

Research and development expenses	$103,095	$72,573	$30,522	42%

Research and development expenses increased by $30.5 million, or 42%, to $103.1 million for the year December 31, 2022 from $72.6 million for the year ended December 31, 2021. The increase was primarily attributable to an increase in stock-based compensation expenses of $1.7 million, higher IT infrastructure costs of $1.4 million, higher third party engineering costs of $5.1 million and a decrease in allocation of expenses of $7.9 million to R&D and a decrease in the R&D tax credit of $16.6 million.

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

Other income, net (in thousands, except for percentages)

	Years Ended December 31,		Change
	2022	2021	$	%
Other income, net	$(348)	$2,860	$(3,208)	(112)%

The decrease in other income, net, for the year ending December 31, 2022 compared to the year ending December 31, 2021, is attributable to the absence of the forgiveness of Paycheck Protection Program debt and related accrued interest which only occurred in fiscal 2021.

Interest Expense, net (in thousands, except for percentages)

	Years Ended December 31,		Change
	2022	2021	$	%
Interest expense, net	$(14,697)	$(4,781)	$(9,916)	207%

The change in interest expense, net by $9.9 million, or 207%, for the years ended December 31, 2022 and December 31, 2021, respectively was primarily due to the interest expense recorded in fiscal 2022 due to the imputed interest expense from the 2020 Term Facility Loan and interest on the May and October Notes.

Interest income consists primarily of interest received or earned on our cash, cash equivalents, and investment balances held in interest-bearing deposit accounts. Interest expense consists of interest paid or accrued on our Term Facility Loan and May and October Notes.

Equity Method Investment Loss (in thousands, except for percentages)

	Years Ended December 31,		Change
	2021	2020	$	%
Equity method investment loss	$(523)	$(703)	$180	(26)%

Change in equity method investment captures our share of losses of the investment in HRT according to our percentage of ownership.

Change in Fair Value of Debt Instruments (in thousands, except for percentages)

	Years Ended December 31,		Change
	2022	2021	$	%
Change in fair value of debt instruments	$(73,361)	$(59,916)	$(13,445)	22%

Change in fair value of debt instruments captures losses from a change in fair value estimates using discounted cash flow and binomial lattice methodologies that are based upon a set of valuation assumptions to value the May and October Notes.

All convertible debt instruments held by the Company prior to the Business Combination in August 2021 were converted to ordinary shares in the Company as part of the close of the Business Combination in August 2021.

Change in Fair Value of Warrant Liabilities (in thousands, except for percentages)

	Years Ended December 31,		Change
	2022	2021	$	%
Change in fair value of warrant liabilities	44,138	$10,827	$33,311	308%

Change in fair value of warrant liabilities captures activity from a change in fair value estimates based upon a set of Black-Scholes valuation assumptions or binomial lattice methodologies. The warrant liabilities include the Private Placement Warrants assumed from SC Health as part of the Business Combination in August 2021 and the May 144A Warrants issued by the Company in May 2022 and the October 144A Warrants issued by the Company in October 2022.

Gain (Loss) on Foreign Currency (in thousands, except for percentages)

	Years Ended December 31,		Change
	2022	2021	$	%
Gain (loss) on foreign currency	$(5,905)	$119	$(6,024)	(5,062)%

Change in gain (loss) on foreign currency captures losses from the impact of foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. For the years ended December 31, 2022 and 2021, most of our balances are held in the reporting currency, which decrease the impact of foreign currency fluctuations on the results of our operations.

Provision for Income Tax (in thousands, except for percentages)

	Years Ended December 31,		Change
	2022	2021	$	%
Provision for income tax	$3,504	$667	$2,837	425%

Change in provision for income tax expense for the years ended December 31, 2022 and 2021 is due primarily to changes in U.S. tax laws which required capitalization of certain research and development expenditures for tax purposes. Our effective tax rate differs from the U.K. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized. The income tax expenses shown above are primarily related to corporate income taxes in the United States, which operates on a cost-plus arrangement and minimum filing fees in the foreign jurisdictions where we have operations.

Liquidity and Capital Resources

Due to Rockley’s history of recurring losses from operations, negative cash flows from operations, and a significant accumulated deficit, and the Chapter 11 bankruptcy petition filed in January 2023, management concluded that there is substantial doubt about Rockley’s ability to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2022 as to the substantial doubt about our ability to continue as a going concern. Since inception, Rockley has financed its operations primarily through the issuance and sale of convertible loan notes, ordinary shares and agreed-upon projects. As of December 31, 2022, the Company had cash, cash equivalents and investments of approximately $23.0 million.

Short-Term and Long-Term Liquidity Requirements

In October 2021, the Company entered into an equity line of credit arrangement (“ELOC”) with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPCF”). The ELOC is a private placement with registration rights, providing LPCF the ability to purchase up to 7.8 million of the Company’s ordinary shares for up to $50.0 million over 24 months. Proceeds from the sale of shares will go towards the Company to be used for working capital.

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

On October 25, 2022, the Company issued the May Notes in an aggregate principal amount of $90.6 million pursuant to the October Indenture, dated as of October 25, 2022, among the Company, certain of its subsidiaries, as guarantors, and Wilmington Savings Fund Society, FSB, as trustee and as collateral agent in a private placement financing and in connection therewith agreed to comply with the affirmative and negative covenants contained in the October Indenture, including a covenant that requires the Company to have a minimum amount of cash and cash equivalents of $5.0 million (including amounts in escrow) through December 29, 2022 and $20.0 million thereafter to secure the October Notes. This minimum cash and cash equivalents requirement potentially limits the Company’s liquidity position. See “Risk Factors — We are subject to restrictive debt covenants that limit our ability to finance our future operations and capital needs and to pursue business opportunities and activities.” for a discussion of risks related to restrictive covenants in the October Indenture.

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

On January 23, 2023, the Company filed a voluntary petition for relief under chapter 11 of title 11 (the “Chapter 11 Case”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Company filed motions with the Bankruptcy Court seeking authorization to continue operating its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company filed a series of first day motions with the Bankruptcy Court that sought authorization to continue conducting its business without interruption. These motions were designed primarily to minimize the effect of bankruptcy on the Company’s operations and were subsequently approved by the Bankruptcy Court. None of Rockley’s subsidiaries have filed voluntary petitions for relief under the Bankruptcy Code. The Company also filed the Prepackaged Chapter 11 Plan of Reorganization of Rockley Photonics Holdings Limited (as amended, supplemented, or modified from time to time, the “Plan”) and a related disclosure statement (the “Disclosure Statement”).. The Company sought expedited approval of the Plan as part of a comprehensive restructuring to de-lever the Company’s consolidated balance sheet by eliminating existing debt and introducing a new capital structure that would provide approximately $35 million of cash for ongoing operations. On January 24, 2023, the Company filed a petition with the Grand Court of the Cayman Islands seeking the appointment of joint restructuring officers to advise the Company and facilitate the restructuring transactions to be effectuated in connection with the Chapter 11 Case.

The filing of the Chapter 11 Case described above constituted an event of default or otherwise triggered repayment obligations under a number of instruments and agreements relating to direct financial obligations of the Company and certain of its subsidiaries. The May Notes and the October Notes each provide that, as a result of the Chapter 11 Case, the principal, accrued and unpaid interest and certain other amounts due thereunder, including certain prepayment premiums payable, shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments as to the Company were automatically stayed as a result of the Chapter 11 Case, and the Company’s creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code and the Bankruptcy Court’s orders.

On March 10, 2023, the Bankruptcy Court approved the adequacy of the Disclosure Statement and confirmed the Plan. The Plan became effective March 14, 2023 (the “Effective Date”).

Pursuant to the Plan, after the Effective Date, the Company will liquidate pursuant to Cayman Islands law. Holders of existing equity interests in the Company will not receive or retain any distribution or property on account of such equity interests. In connection with the liquidation, the Company expects to file a Form 15 with the Securities and Exchange Commission to terminate the registration of its ordinary shares. Thereafter, the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended shall be terminated.

Historical Cash flows

For the Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021
(in thousands)
Net cash used in operating activities	$(126,197)	$(126,001)
Net cash used in investing activities	40,645	(52,842)
Net cash provided by financing activities	71,752	196,401
Net increase (decrease) in cash and cash equivalents	$(13,800)	$17,558

Cash Flows from Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $126.2 million, primarily consisting of net losses of $224.0 million, adjusted by non-cash depreciation and amortization of $6.4 million, bad debt expense and allowance for doubtful accounts of $(0.1) million, stock-based compensation of $14.3 million, equity-method investment loss of $1.2 million, and changes in fair value of debt instruments and warrants of $73.4 million and $(44.1) million, respectively. Changes in assets and liabilities for the year ended December 31, 2022 included the following: decreases in accounts receivable, other receivables, and accrued expenses offset by an increase in trade payables.

During the year ended December 31, 2021, net cash used in operating activities was $126.0 million, primarily consisting of net losses of $168.0 million, adjusted by non-cash depreciation and amortization of $4.6 million, bad debt expense and allowance for doubtful accounts of $0.8 million, stock-based compensation of $12.0 million, equity-method investment loss of $0.3 million, and change in fair value of debt instruments and warrants of $59.9 million and $(10.8) million, respectively. Changes in assets and liabilities for the year ended December 31, 2021 included the following: decreases in accounts receivable, offset by increases in other receivables, trade payables and accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $40.6 million for the year ended December 31, 2022, primarily related to the sale of marketable securities of $45.1 million, and also from the purchases of property and equipment to be used in the ordinary course of business. Net cash used in investing activities was $52.8 million for the year ended December 31, 2021, primarily related to the purchase and the sale of marketable securities of $54.7 million and $10.0 million, respectively, and also from the purchases of property and equipment to be used in the ordinary course of business.

Cash Flows from Financing Activities

Net cash provided by financing activities was $71.8 million for the year ended December 31, 2022, primarily related to the proceeds received from the May and October Notes, partially offset by the principal payments we have made on the 2020 Term Facility Loan and payment of transaction costs. Net cash provided by financing activities was $196.4 million for the year ended December 31, 2021, primarily related to the proceeds received from the Business Combination and convertible loan notes.

Contractual Obligations and Commitments

Purchase obligations include commitments to third-party suppliers for various research and development activities. As of December 31, 2022 and December 31, 2021, we had $8.3 million and $13.6 million, respectively in contractual obligations for which we have not yet received services.

Off-Balance Sheet Arrangements

Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

Please refer to Note 1—Description of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

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

See Note 1—Description of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of our significant accounting policies and the effect on our financial statements.

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

Stock-based Compensation

We recognize the cost of stock-based awards granted to our employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We have elected to recognize the effect of forfeitures in the period they occur. We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

•	Expected Term—This is the period that the awards that have been granted are expected to remain unexercised. The Company employs the average period the awards are expected to remain outstanding;

•

Volatility—Our stock was not publicly traded prior to August 11, 2021. The volatility used in stock grants made prior to that date was based on a benchmark of comparable companies within the silicon photonics industries;

•

Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award; and

•	Dividend Yield—The dividend rate used is zero as we have never paid any cash dividends on our ordinary shares and do not anticipate doing so in the foreseeable future.

Following the Business Combination, the fair value of our ordinary shares is now determined based on the quoted market price. Prior to the Business Combination, our management and board of directors considered various objectives and subjective factors to determine the fair value of Legacy’s Rockley ordinary shares as of each grant date, including the value determined by a third-party valuation firm. These factors included, among other things, financial performance, capital structure, forecasted operating results and market performance analyses of similar companies in our industry.

Convertible Debt

The fair value of the May Notes and October Notes was measured using a binomial lattice model based on assumptions as to when the May and October Notes would be converted or redeemed at each decision point. The lattice model uses the stock price, maturity date, risk-free rate, estimated stock volatility and estimated credit spread as significant assumptions used to estimate fair value. The May Notes and October Notes are re-measured to fair value at each subsequent reporting date. We will continue to adjust the liability for changes in fair value for the May Notes and October until they mature or are converted to Company stock and present the changes in fair value in the consolidated statement of operations at each reporting period.

Warrants

We classify the Private Placement Warrants as a long-term liability on our consolidated balance sheets as of December 31, 2022 and 2021. The Private Placement Warrants were traded on the NYSE prior to their redemption and recorded at fair value using a Black-Scholes option-pricing model. The Private Placement Warrants are re-measured to fair value at each subsequent reporting date. We will continue to adjust the liability for changes in fair value for the Private Placement Warrants until the warrants are exercised, redeemed or cancelled and present the changes in fair value in the consolidated statement of operations at each reporting period.

We classify the Public Warrants as equity and present within Additional Paid-In Capital on our consolidated balance sheets as of December 31, 2022 and 2021. Although an event such as a qualifying cash tender offer could occur outside of the company’s control that would require net cash settlement, equity classification for the Public Warrants is not precluded per ASC 815-40-25. The Public Warrants were initially recorded using the closing stock price as of the measurement date, with no subsequent measurement.

We classified the May 144A Warrants and October 144A Warrants as long-term liabilities on our consolidated balance sheet as of December 31, 2022. The May 144A and October 144A Warrants were recorded at fair value using the Monte Carlo simulation method. The May 144A Warrants and October 144A Warrants are re-measured to fair value at each subsequent reporting date. We will continue to adjust the liability for changes in fair value for the May 144A Warrants and October 144A Warrants until the warrants are exercised, redeemed or cancelled and present the changes in fair value in the consolidated statement of operations at each reporting period.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide this item.

Item 8.	Financial Statements and Supplementary Data
ROCKLEY PHOTONICS HOLDINGS LIMITED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rockley Photonics Holdings Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rockley Photonics Holdings Limited (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes
(collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations since inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
San Jose, California
May 15, 2023

ROCKLEY PHOTONICS HOLDINGS LIMITED
Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$22,986	$36,786
Short-term investments, at fair value	—	26,965
Accounts receivable, net of allowance of $0 and $302	122	1,359
Other receivables, net of allowance of $0 and $141	32,244	47,462
Prepaid expenses	7,091	6,795
Other current assets	6	7

Total current assets	62,449	119,374
Long-term investments, at fair value	—	17,659
Property, equipment, net	9,956	10,187
Equity method investment	3,653	4,879
Intangible assets	2,963	3,048
Other non-current assets	4,565	7,683

Total assets	$83,586	$162,830

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Trade payables	$19,788	$6,882
Accrued expenses	12,818	17,360
Debt, current portion	113,274	26,312
Warrant liabilities	31,419	—
Other current liabilities	1,544	1,238

Total current liabilities	178,843	51,792
Long-term debt, net of current portion	—	—
Warrant liabilities	—	3,477
Other long-term liabilities	4,097	3,743

Total liabilities	182,940	59,012
Commitments and contingencies (Note 15)
Shareholders’ equity (deficit)
Ordinary shares, $0.000004 par value; 12,443,961,038 and 12,417,500,000 authorized as of December 31, 2022 and December 31, 2021; 132,923,224 and 127,860,639 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	525,582	504,714
Accumulated deficit	(624,936)	(400,896)

Total shareholders’ equity (deficit)	(99,354)	103,818

Total liabilities and shareholders’ equity deficit	$83,586	$162,830

See accompanying notes to consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021

Revenue	$3,248	$8,213
Cost of revenue	8,461	11,416

Gross profit	(5,213)	(3,203)

Operating expenses:
Selling, general, and administrative expenses	61,532	39,976
Research and development expenses	103,095	72,573

Total operating expenses	164,627	112,549

Loss from operations	(169,840)	(115,752)
Other income (expense):
Forgiveness of PPP loan	—	2,860
Other income	(348)	—
Interest expense, net	(14,697)	(4,781)
Equity method investment loss	(523)	(703)
Change in fair value of debt instruments	(73,361)	(59,916)
Change in fair value of warrant liabilities	44,138	10,827
Gain (loss) on foreign currency	(5,905)	119

Total other income (expense)	(50,696)	(51,594)

Loss before income taxes	(220,536)	(167,346)
Provision for income tax	3,504	667

Net loss	$(224,040)	$(168,013)

Net loss per share:
Basic and diluted	$(1.72)	$(1.66)

Weighted-average shares outstanding:
Basic and diluted	130,348,047	100,917,939

See accompanying notes to consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands, except share amounts)

	Number of Ordinary Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2020	$83,539,382	$201,576,000	$(232,883,000)	$(31,307,000)
Net loss	—	—	(168,013)	(168,013)
Exercise of stock options	1,557,218	932	—	932
Exercise of warrants	4,115,118	379	—	379
Issuance of warrants	—	263	—	263
Conversion of convertible notes to ordinary shares	15,896,210	181,404	—	181,404
Equity consideration issued to SC Health	1,777,031	17,966	—	17,966
Equity consideration issued to PIPE	10,000,000	100,000	—	100,000
Equity consideration issued to SC Health Sponsor	10,562,500	50,000	—	50,000
Vesting of restricted stock units	24,668	—	—	—
Stock-based compensation	—	12,013	—	12,013
Transaction costs	—	(45,515)	—	(45,515)
Private warrants	—	(14,304)	—	(14,304)
Ordinary share issuance, net of issuance costs	388,512	—	—	—

Balance, December 31, 2021	127,860,639	504,714	(400,896)	103,818
Net loss	—	—	(224,040)	(224,040)
Exercise of stock options	2,129,267	1,389	—	1,389
Vesting of restricted stock units, net of withholding taxes	998,603	(359)	—	(359)
Conversion of convertible notes to ordinary shares	1,542,206	5,548	—	5,548
Issuance or ordinary shares under employee stock purchase plan, net of taxes	392,509	1,045	—	1,045
Stock-based compensation	—	14,325	—	14,325
Transaction costs	—	(1,080)	—	(1,080)

Balance, December 31, 2022	132,923,224	$525,582	$(624,936)	$(99,354)

See accompanying notes to consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(224,040)	$(168,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,394	4,640
Non-cash operating lease cost	1,364	917
Loss on disposal of property and equipment	42	—
Bad debt expense and allowance for doubtful accounts	(141)	820
Accretion of marketable securities to redemption value	(131)	(122)
Net realized loss on sale of marketable securities	(347)	—
Stock-based compensation	14,333	12,013
Change in equity-method investment	1,226	323
Change in fair value of debt instrument	73,361	59,916
Change in fair value of warrant liabilities	(44,138)	(10,827)
Forgiveness of Paycheck Protection Program loan	—	(2,860)
Non-cash interest on convertible notes	5,536	—
Changes in operating assets and liabilities:
Accounts receivable	1,237	2,887
Other receivables	15,359	(29,579)
Prepaid expenses and other current assets	(295)	(4,868)
Other non-current assets	2,967	(6,712)
Trade payables	10,698	1,663
Accrued expenses	11,644	10,946
Other current and long-term liabilities	(1,266)	2,855

Net cash used in operating activities	(126,197)	(126,001)
Cash flows from investing activities:
Purchase of property and equipment	(4,457)	(7,840)
Purchase of marketable securities	—	(54,688)
Proceeds from sale and maturity of marketable securities	45,102	10,186
Payment for asset acquisition	—	(500)

Net cash provided by (used in) investing activities	40,645	(52,842)
Cash flows from financing activities:
Proceeds from convertible loan notes	106,154	76,723
Principal payments on long-term debt	(26,311)	(5,000)
Proceeds from issuance of ordinary shares	—	167,966
Proceeds from exercise of options	1,391	932
Proceeds from the exercise of warrants	—	379
Proceeds from issuance of warrants	—	263
Debt issuance costs incurred		(383)
Transaction costs	(17,940)	(44,479)
Withheld taxes paid on behalf of employees on net settled stock-based awards	(368)	—
Proceeds from bridge notes	8,826	—

Net cash provided by financing activities	71,752	196,401
Net increase (decrease) in cash and cash equivalents	(13,800)	17,558
Cash and cash equivalents:
Beginning of period	36,786	19,228

End of period	$22,986	$36,786

See accompanying notes to consolidated financial statements.

ROCKLEY PHOTONICS HOLDINGS LIMITED
Notes to Consolidated Financial Statements

1.	Description of Business and Significant Accounting Policies
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
On August 11, 2021, Rockley Photonics Limited (“Legacy Rockley”) completed a business combination (the “Business Combination”) with SC Health Corporation, a special purpose acquisition company (“SC Health”), with Rockley Photonics Holdings Limited and its subsidiaries surviving the merger. Upon the consummation of the Business Combination, the Company became a publicly traded company listed on the New York Stock Exchange (“NYSE”) under the symbol “RKLY”. For additional information on the Business Combination, please refer to
Note 2
,
Business Combination
, to these consolidated financial statements. Unless the context otherwise requires, references in these notes to “Rockley”, the “Company”, “we”, “us”, or “our” and any related terms are intended to mean the post-Business Combination consolidated company, Rockley Photonics Holdings Limited, while “Legacy Rockley” and “SC Health” refers to the entities prior to the Business Combination.
Going Concern
The Company has incurred net losses since inception, has an accumulated deficit of $624.9 million as of December 31, 2022 and negative cash flow from operations of $126.2 million for the year ended December 31, 2022 and expects to incur losses from operations for the foreseeable future. As of December 31, 2022, the Company had cash, cash equivalents and investments of approximately $23.0 million. Our financing agreements prior to the bankruptcy proceedings noted below also contained restrictive covenants, including a requirement to maintain a minimum amount of cash on hand, that limited our ability to take certain actions.
As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Such adjustments could be material.
On March 10, 2023, we filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court to implement the “Plan of Reorganization” in order to facilitate the Company’s restructuring. On March 10, 2023, the Bankruptcy Court entered its Order approving the Plan of Reorganization. Rockley’s ordinary shares and public warrants have been delisted from the New York Stock Exchange and Rockley intends to file to deregister as a public company shortly after the filing of this Form
10-K.
Rockley may be unable to successfully implement the Plan of Reorganization and restructuring and could therefore fail to emerge from bankruptcy, in which case it would cease operations as an independent company or otherwise.
Global Pandemic
The
COVID-19
pandemic has reached the three-year mark and our priority continues to be the health and safety of our employees. The overall recovery from the
COVID-19
pandemic has been uneven and has presented many challenges and risks from general economic uncertainty changes in consumer demand, disruption of supply chains and challenges with hiring, labor and supply cost inflation. We continue to provide greater levels of work flexibility to employees and maintain health and safety standards for employees meeting all regulatory requirements.
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
We accounted for the Business Combination as a forward recapitalization in accordance with GAAP (the “Forward Recapitalization”). Under this method of accounting, SC Health was treated as the acquired company and Legacy Rockley was deemed to be the accounting acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Forward Recapitalization was treated as the equivalent of Legacy Rockley issuing stock for the net assets of SC Health, accompanied by a recapitalization. The net assets of SC Health are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Forward Recapitalization are those of Legacy Rockley. The consolidated financial statements of the combined company post-Forward Recapitalization represents the combined results of Rockley and SC Health beginning August 11, 2021, the date the Business Combination was consummated. The shares, corresponding capital amounts and earnings per share available for shareholders of Legacy Rockley, prior to the Business Combination, converted into the right to receive 2.4835 shares (the “Exchange Ratio”) of ordinary shares, par value $0.000004 (the “ordinary shares”). The recapitalization of the number of ordinary shares attributable to Legacy Rockley is reflected retroactively as shares reflecting the Exchange Ratio to the earliest period presented and is utilized for calculating earnings per share in all prior periods presented.
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
COVID-19
pandemic.
Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. These reclassifications had no impact on consolidated net loss, consolidated shareholder’s equity, earnings per share, or cash flows as previously reported.
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

Equity Method Investments
Equity method investments are all entities over which we have significant influence but not control or joint control. Under the equity method of accounting, the investments are initially recognized at cost and adjusted thereafter to recognize the Company’s share of the post-acquisition profits or losses of the investee in the consolidated statement of operations. Earnings and losses of equity method investments are based on the most recently available financial statements of the investee. Basis differences between the cost of an equity method investment and the underlying equity in the long-lived assets are amortized over the estimated economic useful life of the underlying long-lived asset. We periodically review our equity method investments for impairment and record a reduction in the carrying value, if and when necessary. To date, no such impairment losses have been recorded.
Available-for-Sale
Investments
The investments in debt securities are classified as
available-for-sale
investments. Debt securities primarily consisted of corporate bonds, commercial paper and U.S. Treasury debt securities. These investments were primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of debt securities sold. These investments were recorded in the consolidated balance sheets at fair value.
Unrealized gains and temporary losses, net of related taxes, are included in accumulated other comprehensive income (loss) (“AOCI”). Upon realization, those amounts are reclassified from AOCI to earnings. The amortization of premiums and discounts on the investments are included in our results of operations. Realized gains and losses are calculated based on the specific identification method.
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
Revenue Recognition
We generate our revenue principally from development services, which entails developing the customer-specific designs of photonics chips. Revenue is recognized when control of promised goods and services are transferred to customers in an amount that reflects the expected consideration in exchange for those products and services. This principle is achieved by applying the following five-step approach:

•
Identification of the contract with a customer—
A contract with a customer exists when we enter into an enforceable contract with a customer that defines each party’s rights and obligations regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, the contract has commercial substance, and we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We consider the terms and conditions of the contracts and customary business practices in identifying contracts under Topic 606 Revenue from Contracts with Customers. Our contracts with a customer generally consist of a development services contract against which statements of work (“SOW”) are issued. Each SOW contains one or more agreed-upon projects. We consider the arrangement to be the development services contract combined with the SOW. While the typical duration of a development services contract is multiple years, we generally expect the duration of agreed-upon projects to be six months or less. Generally, our customers have the right to cancel their contracts at any time.

•
Identification of the performance obligations in the contract
—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. The individual components of the development services are generally capable of being distinct but not distinct in the context of the contract unless all the goods and services within a certain agreed-upon project of the contract are completed. Generally, the deliverables associated with each agreed-upon project, when combined, are considered a distinct performance obligation.

•
Determination of the transaction price
—The transaction price is determined based on the consideration to which we are entitled in exchange for transferring goods or services to the customer. Our contracts generally do not contain a significant amount of variable consideration as the price of our services are generally fixed at the inception of the agreed-upon project. The Company excludes sales taxes and other taxes from the measurement of transaction price. None of the contracts contain a significant financing component.

•
Allocation of the transaction price to the performance obligations in the contract
—Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The Company prices each agreed-upon project with an SOW at SSP based on the expected cost plus a margin approach.

•
Recognition of revenue when or as performance obligations are satisfied
—We satisfy performance obligations at a point in time for the development services since the customers do not simultaneously receive and consume the benefits, we do not create or enhance an asset that the customer controls, and we do not have an enforceable right to payment for the performance completed to date. The contracts also contain substantive acceptance terms for each agreed-upon project. Revenue is recognized at the time the related performance obligation is satisfied through the transfer of control of a promised good or service to a customer, which is upon achievement of the agreed-upon project and acceptance by the customer.

Contract balances
—The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded when the right to consideration is unconditional. We generally have the right to invoice the customer upon acceptance of the agreed-upon project. The payment terms on invoiced amounts are typically
30-45
days, and such amounts are nonrefundable. In situations where revenue recognition occurs before invoicing, an unbilled receivable is recorded, which represents a contract asset. Deferred revenue is recognized if we have an unconditional right to bill or have collected consideration in advance of the right to recognize revenue. There have been no contract balances recorded to date.
Costs to obtain and fulfill a contract—
Incremental costs incurred to obtain a contract with a customer are required to be capitalized and amortized over the period in which the goods and services to which the asset relates are transferred to the customer. We have not incurred any incremental costs in connection with obtaining the revenue contracts. We recognize an asset from the costs to fulfill a contract only if, the costs relate directly to a contract or an anticipated contract, the costs generate or enhance resources of the Company that will be used in satisfying a performance obligation in the future, and the costs are expected to be recovered. These costs have been insignificant to date.
Foreign Currency Transactions
The Company’s reporting currency is the U.S. dollar and the functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in earnings.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in realized and unrealized losses/(gains) on foreign currency in the accompanying consolidated statements of operations.
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
for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet the liability classification under ASC
480-10,
the Company assesses the requirements under ASC
815-40,
which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC
815-40,
in order to conclude equity classification, the company also assesses whether the warrants are indexed to the Company’s ordinary shares and whether the warrants are classified as equity under ASC
815-40
or other U.S. GAAP. After all such assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.
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
We elected, as an accounting policy for leases of real estate, to account for lease and non-lease
components in a contract as a single lease component. In addition, the recognition requirements are not applied to leases with a term of twelve months or less. Rather, the lease payments for short-term leases are recognized on the consolidated statements of operations on a straight-line basis over the lease term.
Variable payments, such as common area charges, maintenance, insurance and taxes, are primarily based on the amount of space occupied. These payments in the Company’s leases are not dependent on an index or a rate and are excluded from the measurement of the lease liabilities and recognized in the consolidated statements of operations in the period in which the obligation for those payments is incurred. The Company remeasures lease payments when the contingency underlying such variable payments is resolved such that some or all of the remaining payments become fixed.
Cost of Revenue
Our cost of revenue consists of costs related to the Company’s development services which includes cost of materials, cost associated with packaging and assembly, testing and shipping, cost of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance, overhead and occupancy costs.
Research and Development Expenses (R&D)
Research and development expense consists primarily of personnel costs for engineers and third parties engaged in the design and development of products, software and technologies, including salary, bonus and share-based compensation expense, project material costs, services and depreciation. The Company expenses research and development costs as they are incurred
.
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
Recently Adopted Accounting Pronouncements
In May 2021, the FASB issued ASU
2021-04,
Modification of Equity Classified Written Call Options
, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options such as warrants that remain equity classified after modification or exchange based on consideration of the economic substance of the modification or exchange. ASU
2021-04
is effective for fiscal years beginning after December 15, 2021 and was adopted by the Company on January 1, 2022. The adoption of the guidance did not have a material effect on the Company’s consolidated financial statements.
In November 2021, the FASB issued ASU
2021-10,
Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance
. This amendment in ASU
2021-10
aims to increase transparency about government assistance transactions that are not in the scope of other GAAP guidance. The ASU requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions. The ASU is effective for fiscal years beginning after December 15, 2021. Effective January 1, 2022, the Company adopted ASU
2021-10
on a prospective basis.
Accounting Pronouncements Issued but Not Yet Adopted
Other recent accounting pronouncements not yet adopted are not expected to have a material impact on the Company’s consolidated financial statements.

2.	Business Combination
On August 11, 2021 (the “Closing Date”), Legacy Rockley, SC Health, and Rockley Mergersub Limited, an exempted company incorporated in the Cayman Islands as a direct wholly owned subsidiary of the Company (“Merger Sub”), consummated the business combination contemplated by the Business Combination Agreement and Plan of Merger, dated as of March 19, 2021 (the “Business Combination Agreement”). Immediately upon the consummation of the Business Combination, Legacy Rockley became a wholly owned subsidiary of the Company and Merger Sub merged with and into SC Health, with SC Health surviving the merger and becoming a direct wholly owned subsidiary of the Company. Subsequently, SC Health’s ordinary shares and warrants ceased trading on the NYSE while the Company’s ordinary shares and warrants began trading on the NYSE under the symbols “RKLY” and “RKLY.WS,” respectively.
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

The Business Combination was accounted for as a forward recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, SC Health was treated as the acquired company and Legacy Rockley was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the existing shareholders of Legacy Rockley obtaining a majority voting power in the Company, and as such, having the power to appoint a majority of the members of the Company’s board of directors (the “Board”); the operations of Legacy Rockley prior to the acquisition comprising the only ongoing operations of the combined entity based on the historical operating activity and employee base; and the senior management of Legacy Rockley comprising the majority of the senior management of the Company. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Legacy Rockley with the acquisition being treated as the equivalent of Legacy Rockley issuing stock for the net assets of SC Health, accompanied by a recapitalization.
As a result of the Business Combination, the Company incurred equity issuance costs and other costs considered direct and incremental to the transaction, totaling $45.5 million and consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in
capital in the consolidated balance sheet as of December 31, 2021.
Summary of Net Proceeds
The following table reconciles the elements of the net proceeds from the Business Combination as of December 31, 2021 (in thousands):

Recapitalization

Cash inflow from SC Health’s trust account, net of redemptions	$17,966
Cash inflow from PIPE	100,000
Cash inflow from SC Health Sponsor	50,000
Less: Transaction Costs	(45,515)

Net cash received from the Business Combination	$122,451

Summary of Shares Issued
The total number of shares of the Company’s ordinary shares issued and outstanding immediately following the consummation of the Business Combination was approximately 126.7 million, comprising (in thousands):

Number of Shares

Current Rockley’s shareholders prior to the Business Combination	104,016
SC Health Shareholders	1,777
Sponsor Shareholders	10,563
PIPE Investors	10,000
Other Shareholders 1	319

Total number of shares	126,675

1
The Company issued 319,000 ordinary shares at a value of $10.0 per share to Cowen and Company LLC (“Cowen”) and BCW Securities LLC in lieu of cash payment for a portion of the fees payable $3.2 million to Cowen as part of the transaction costs.

3.	Segment, Geographic, and Significant Customer Information
The following table presents our revenue disaggregated by primary geographical market where revenues are attributable to the region in which the billing address of the customer is located (in thousands):

	December 31,
	2022	2021
United States	$3,248	$6,778
Rest of World	—	1,435

Total revenue	$3,248	$8,213

The following tables summarize our most significant customers as of and for the years ended December 31, 2022 and 2021:

	Revenue		Accounts receivable
	December 31,		December 31,
	2022	2021	2022	2021
Customer A	91%	82%	—%	72%
Customer B	—%	4%	—%	—%
The following table presents property, equipment and intangible assets held in the U.S. and internationally in various foreign subsidiaries as of December 31, 2022 and 2021:

	December 31,
	2022	2021
United States	$7,917	$8,442
Rest of World	4,229	3,031

Total property, equipment and intangible assets	$12,146	$11,473

4.	Equity Method Investment
As of December 31, 2022 and 2021, we held an investment in Hengtong Rockley Technology Co., Ltd (“HRT”) and we appointed two of the HRT’s five board members. HRT manufactures and sells optical fiber transceivers based on silicon photonics chipsets. HRT has share capital consisting solely of ordinary shares. We hold 24.9% of HRT’s ordinary shares, and the same proportion of its voting rights. We consider HRT to be a variable interest entity upon which the Company does exercise significant influence. However, considering key factors, such as ownership interest, representation on the board of directors, and participation in policy-making decisions, the Company concluded it does not control the investment. Accordingly, the investment in HRT is accounted for under the equity method. We elected to use a three-month lag to record our share of HRT’s results. See Note 13, Related Party Transactions for details of the Company’s transactions with HRT.
The following table summarizes our investment in HRT for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Balance at the beginning of the year	$4,879	$5,202
Remeasurement gain on HRT	(703)	380
Share of loss of HRT	(523)	(703)

Balance at the end of the year	$3,653	$4,879

Our maximum exposure to loss as a result of our involvement with HRT is limited to the balance of our investment.

5.	Fair Value Measurements
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
Investments
The following is a summary of our investments at their cost or amortized cost for the years ended December 31, 2022 and 2021 (in thousands):

	As of
	December 31, 2022	December 31, 2021
Corporate bonds and commercial paper	$—	$20,042
U.S. Treasury securities	—	24,587

Total investments	$—	$44,629

The fair value of our investments approximates their cost or amortized cost for both periods presented.
The following table presents the contractual maturities of our debt investments as of December 31, 2021 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$26,945	$26,961
Due after one year through five years	17,684	17,663

	$44,629	$44,624

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Fair Value of Financial Instruments
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2022
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents	$22,986	$22,986	$—

Total cash and cash equivalents	$22,986	$22,986	$—

	December 31, 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents	$36,786	$36,786	$—
Corporate bonds and commercial paper	20,037	—	20,037
U.S. Treasury securities	24,587	24,587
Total cash, cash equivalents and investments	$81,410	$61,373	$20,037
The financial liabilities subject to fair value measurement on a recurring basis, were as follows (in thousands):

	As of
	December 31, 2022	December 31, 2021
Financial Liabilities
Private Placement warrants	$18	$3,477
2026 Convertible Notes (May Notes)	23,501	—
2026 Convertible Notes (Oct Notes)	89,773	—
Warrants issued in connection with the 2026 Convertible Notes (May 144A Warrants)	4,662	—
Warrants issued in connection with the 2026 Convertible Notes (Oct 144A Warrants)	26,739	—

Total financial liabilities	$144,693	$3,477

Private Placement Warrants
The Private Placement Warrants are accounted for as liabilities in accordance with the FASB’s Accounting Standards Codification (“ASC”)
815-40
and are presented within the Warrants Liabilities on the consolidated balance sheet. The warrant liabilities were measured at fair value at inception and are measured on a recurring basis, with changes in fair value presented within change in fair value of warrants liabilities in the consolidated statement of operations.
The Private Placement Warrants are measured at fair value on a recurring basis. The measurement of the warrants as of December 31, 2022 and 2021 was $18 thousand and $3.5 million, respectively. The Company has classified the Private Placement Warrants as a liability due to certain settlement terms and provisions related to certain tender offers and indexation characteristics following the Business Combination and has accounted for them as liability instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Company has determined that the Private Placement Warrants are classified within Level 3 of the fair value hierarchy as the fair value is estimated using the Modified Black Scholes Option Pricing Model.
The following table presents the changes in the fair value of the Private Placement Warrants (in thousands):

Initial measurement, August 11, 2021	$14,304
Mark-to-market adjustment	(10,827)

Warrant Liabilities balance, December 31, 2021	3,477
Mark-to-market adjustment	(3,459)

Warrant Liabilities balance, December 31, 2022	$18

May Notes
On May 27, 2022, we issued $81.5 million aggregate principal amount of the 2026 Convertible Notes (the “May Notes”) and detachable warrants (the “May 144A Warrants”) to purchase approximately 26.5 million ordinary shares of the Company (see Note 7, Debt and Note 8, Warrants for details). At December 31, 2022, after accounting for conversions and additional issuances described further in Note 7—“Debt”, the outstanding principal balance of the May Notes was $29.3 million .
At December 31, 2022, the fair value of the outstanding principal of the May Notes was $23.5 million which was measured using a lattice model (which is discussed in further detail below) with the following significant inputs:

Fair value per share of ordinary shares, net of 4.0% discount for lack of marketability	$0.14
Risk-free interest rate	4.18%
Expected volatility	107.5%
Expected term, in years	3.37
Credit spread (bps)	1,558
Coupon rate (all cash)	9.5%
Coupon rate (cash & payment-in-kind)
Cash	5.75%
Payment-in-kind	6.25%
For the year ended December 31, 2022, we recorded a change in fair value of $26.5 million from the remeasurement of the May Notes, as follows (in thousands).

Fair value at May 27, 2022	$50,487
Less: issuance discount	(505)
Less: conversion of May notes to equity	(4,750)
Less: payoff of principal of May Notes with proceeds from October Notes	(51,965)
Add: Accrued interest converted to principal	2,020
Add: issuance in-kind of May Notes for interest make-whole provision	1,706
Add: Change in fair value	26,508

Fair value at December 31, 2022	$23,501

Binomial Lattice Model
A lattice model was used to determine the fair value of the May Notes based on assumptions as to when the May Notes would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) each holder shall have the option to convert the May Notes to the Company’s ordinary shares at a rate of 324.6753 (the “conversion rate”) per $1,000 principal amount of May Notes prior to the close of the second trading date immediately preceding the maturity date; (ii) at any time prior to the maturity date, the Company may redeem the May Notes in an amount equal to the sum of the redemption price plus the redemption premium; (iii) the holders may surrender the May Notes subject to the optional redemption or tax redemption at any time prior to the close of business on the second trading day immediately preceding the redemption date; and (iv) upon any conversion, other than a conversion “in connection with” a Make-Whole Fundamental Change, Springing Repurchase Offer, a Make-Whole Redemption or a Tax Redemption, the Company will make an interest make-whole payment to the converting holder equal to the sum of the remaining scheduled payments of interest that would have been made on the May Notes to be converted had such May Notes remained outstanding from the conversion date to and including the maturity date. The lattice model uses the stock price, maturity date, risk-free rate, estimated stock volatility, and estimated credit spread. We remeasure the fair value of the debt instrument and record the change as a gain or loss from change in fair value of debt in the statements of operations for each reporting period.

May 144A Warrants issued in connection with the May Notes
In connection with the issuance of the May Notes, we issued detachable May 144A Warrants which were bifurcated from the May Notes and recorded at fair value as a liability. At December 31, 2022, the fair value of the May 144A Warrants was $4.7 million which was measured using the Monte Carlo simulation method. The May 144A Warrants’ ratchet anti-dilution provision creates path-dependent exercise prices of the May 144A Warrants. The Company therefore concluded that the Monte Carlo simulation model is the appropriate method to fair value the May 144A Warrants and the inputs of the valuation model are classified as “Level 3”.
The following key inputs to the Monte Carlo simulation model were used at December 31, 2022:

Fair value per share of ordinary shares, net of 4.0% discount for lack of marketability	$0.14
Interest rate	3.8%
Expected volatility	107.5%
Initial exercise price	$5.00
Exercise floor price	$2.80
For the year ended December 31, 2022, we recorded a change in fair value of $(26.0) million from the initial issuance date of the May 144A Warrants, as follows (in thousands).

Fair value at May 27, 2022	$31,013
Less: Issuance discount	(309)
Add: Change in fair value	(26,042)
Fair value at December 31, 2022	$4,662
October Notes
On October 25, 2022, we (i) sold approximately $90.6 million in aggregate original principal amount of a new series of senior secured notes due 2026 (the “October Notes”) and detachable warrants (the “October 144A Warrants”) to purchase approximately $131.6 million ordinary shares of the Company (see Note 7, Debt and Note 8, Warrants for details); and (ii) repurchased all of the Bridges Notes (see Note 7, Debt for details) in an aggregate principal amount of $12.4 million and a portion of the May Notes in an aggregate original principal amount of $50.0 million.
At December 31, 2022, the fair value of the outstanding principal of the October Notes was $89.8 million which was measured using a lattice model (which is discussed in further detail below) with the following significant inputs:

Fair value per share of ordinary shares, net of 4.0% discount for lack of marketability	$0.14
Risk-free interest rate	4.18%
Expected volatility	107.5%
Expected term, in years	3.37
Credit spread (bps)	1,158
Coupon rate (all cash)	12.5%
Coupon rate (cash & payment-in-kind)
Cash	5.75%
Payment-in-kind	9.25%
For the year ended December 31, 202
2
, we recorded a change in fair value of $46.9 million from the remeasurement of the October Notes, as follows (in thousands).

Fair value at October 25, 2022	$48,683
Less: issuance discount	(685)
Funds in escrow at December 31, 2022	(5,078)
Add: Change in fair value	46,853

Fair value at December 31, 2022	$89,773

Binomial Lattice Model
A lattice model was used to determine the fair value of the October Notes based on assumptions as to when the October Notes would be converted or redeemed at each decision point. Within the lattice model, the following assumptions were made: (i) each holder shall have the option to convert the October Notes to the Company’s ordinary shares at a rate of 1,451.7581 (the “conversion rate”) per $1,000 principal amount of October Notes prior to the close of the second trading date immediately preceding the maturity date; (ii) at any time prior to the maturity date, the Company may redeem the October Notes in an amount equal to the sum of the redemption price plus the redemption premium; (iii) the holders may surrender the October Notes subject to the optional redemption or tax redemption at any time prior to the close of business on the second trading day immediately preceding the redemption date; and (iv) upon any conversion, other than a conversion “in connection with” a Make-Whole Fundamental Change, Springing Repurchase Offer, a Make-Whole Redemption or a Tax Redemption, the Company will make an interest make-whole payment to the converting holder equal to the sum of the remaining scheduled payments of interest that would have been made on the October Notes to be converted had such October Notes remained outstanding from the conversion date to and including the maturity date. The lattice model uses the stock price, maturity date, risk-free rate, estimated stock volatility, and estimated credit spread. We remeasure the fair value of the debt instrument and record the change as a gain or loss from change in fair value of debt in the statements of operations for each reporting period.
October 144A Warrants issued in connection with the October Notes
In connection with the issuance of the October Notes, we issued detachable October 144A Warrants which were bifurcated from the October Notes and recorded at fair value as a liability. At December 31, 2022, the fair value of the October 144A Warrants was $27.1 million which was measured using the Monte Carlo simulation method. The October 144A Warrants’ ratchet anti-dilution provision creates path-dependent exercise prices of the October 144A Warrants. The Company therefore concluded that the Monte Carlo simulation model is the appropriate method to fair value the October 144A Warrants and the inputs of the valuation model are classified as “Level 3”.
The following key inputs to the Monte Carlo simulation model were used at December 31, 2022:

Fair value per share of ordinary shares, net of 4.0% discount for lack of marketability	$0.14
Interest rate	3.8%
Expected volatility	107.5%
Initial exercise price	$1.12
Exercise floor price	$0.63
For the year ended December 31, 2022, we recorded a change in fair value of $(14.6) million from the initial issuance date of the October 144A Warrants, as follows (in thousands).

Fair value at October 25, 2022	$41,967
Less: Issuance discount	(591)
Add: Change in fair value	(14,637)

Fair value at December 31, 2022	$26,739

6.	Balance Sheet Components
Cash and cash equivalents
Our cash and cash equivalents balances were concentrated by location as follows:

	December 31,
	2022	2021
United Kingdom	95%	97%
United States	5%	3%
Other	—%	—%
Other receivables

	December 31,
	2022	2021
R&D tax credit receivable	$31,580	$45,632
Grants receivable	308	753
VAT receivable	345	1,073
Other receivable, net	11	4

Total other receivables	$32,244	$47,462

Property and equipment, net (in thousands):

	December 31,
	2022	2021
Computer equipment	$2,361	$1,998
Lab equipment	16,960	13,940
Motor vehicles	31	31
Furniture and fixtures	347	315
Leasehold improvements	1,230	1,230
Assets under construction	913	—

Total property and equipment	$21,842	$17,514
Less: accumulated depreciation	(12,659)	(9,088)

Total property and equipment, net	$9,183	$8,426

Total depreciation expense was $6.0 million and $4.2 million for the years ended December 31, 2022, and 2021, respectively.
Finance lease
right-of-use
assets, net (in thousands):

	December 31,
	2022	2021
Finance lease right-of-use assets	$843	$2,966
Less: accumulated amortization	(70)	(1,205)

Total finance lease right-of-use assets, net	$773	$1,761

Amortization expense was $0.4 million and $0.4 million for the years ended December 31, 2022, and 2021, respectively.

Intangible assets, net (in thousands):

	December 31,
	2022	2021
In-process research and development	$3,048	$3,048
Less: accumulated amortization	(85)	—

Total intangible asset, net	$2,963	$3,048

The Company reviews its intangible assets for potential impairment whenever events or circumstances indicate that the carrying value of the intangible assets may not be recoverable. No impairment charges were recorded for the years ended December 31, 2022, and 2021, respectively. The weighted average amortization period for in-process
research and development was 3 years as of December 31, 2022. Amortization expense for the year ending December 31, 2022 was 0.1 million and is included in research and development expenses on the accompanying consolidated statements of operations.
Estimated amortization expense is $1.0 million for the years ending December 31, 2023 and 2024 and $0.9 million for the year ending December 31, 2025.
Other
non-current
assets (in thousands):

	December 31,
	2022	2021
Security deposits	$223	$280
Operating right of use assets	4,340	4,577
Prepaid asset, net of current portion	2	2,826

Total other non-current assets	$4,565	$7,683

Accrued expenses (in thousands):

	December 31,
	2022	2021
Accrued bonus	$473	$7,546
Accrued payroll and benefits	1,776	2,750
Accrued taxes	3,376	439
Accrued fabrication costs	2,548	3,110
Accrued interest expense	2,948	—
Accrued transaction costs	—	1,004
Accrued restructuring charges	113	—
Other accrued expenses	1,584	2,511

Total accrued expenses	$12,818	$17,360

In September 2022, we executed a restructuring plan to reduce costs and redirect resources to our highest priority activities, which included a reduction in our global workforce by approximately 20%. A restructuring charge of $2.2 million was recorded and consisted of employee severance-related costs which is included in selling, general and administrative expenses on the consolidated statements of operations. Substantially all activities under the plan have been completed as of December 31, 2022.

7.	Debt
The following table summarizes information relating to our long-term debt, (in thousands):

	December 31, 2022
	Principal	Fair Value Adjustment	Conversion of Debt Adjustment	Interest (1)	Debt Extinguishment	Funds in Escrow	Cash Payment	Net
2020 Term Facility Loan	$33,949	$6,234	$(13,003)	$10,123	$—	$—	$(37,303)	$—
2026 Convertible Notes (May Notes)	81,500	(5,808)	(4,750)	3,726	(51,167)	—	—	23,501
2026 Convertible Notes (October Notes)	90,649	4,202	—	—	—	(5,078)	—	89,773
Total Long-term debt	$206,098	$4,628	$(17,753)	$13,849	$(51,167)	$(5,078)	$(37,303)	$113,274
Less: current portion of long-term debt								(113,274)

Long-term debt, net of current portion								$—

1
Interest from the May Notes relates to the issuance
in-kind
of May Notes for the interest make-whole provision upon conversion of May Notes to equity in August 2022.. Interest from the 2020 Term Facility relates to the imputed interest of the payment arrangement in place upon the close of the Business Combination in August 2021.

	December 31, 2021
	Principal	Fair Value Adjustment	Conversion of Debt Adjustment	Accreted Interest	Cash Payment	Net

3.0% – 2020 Convertible Notes	$21,281	$16,811	$(38,092)	$—	$—	$—
8.00% – 2020 Convertible Notes	8,000	22,897	(30,897)	—	—	—
2020 Term Facility	33,949	6,234	(13,003)	4,132	(5,000)	26,312
5.00% - $50.0	10,274	2,310	(12,584)	—	—	—
5.00% - $25.0	25,000	17,569	(42,569)	—	—	—
5.00% - $30.0	30,000	14,258	(44,258)	—	—	—

Long-term debt, net of current portion	$128,504	$80,079	$(181,403)	$4,132	$(5,000)	$26,312
Less: current portion of long-term debt						$(26,312)

Long-term debt, net of current portion						$—

3.00
% – 2020 Convertible Notes
On March 9, 2020, Legacy Rockley issued convertible loan notes in an aggregate principal amount of $
21.3
 million (the “
3.0
% Convertible Notes”). The
3.00
% – 2020 Convertible Notes had an interest rate of
3.00
% per annum and contained no financial covenants. The
3.00
% – 2020 Convertible Notes were issued in two tranches $
20.0
 million on March 9, 2020 and $
1.3
 million on October 20, 2020.
The
3.00
% – 2020 Convertible Notes were subject to conversion as follows:

(a)
If in an equity financing raised total proceeds for the Company of not less than $10.0 million then the outstanding principal amount of all notes and any unpaid accrued interest shall automatically convert into the most senior class of equity share at a conversion price of $14.298 per share; or

(b)
if an equity financing is not raised for the Company, then the outstanding principal amount of all notes and any unpaid accrued interest may convert into the most senior class of share at a conversion price of $14.298 per share.

(c)
At an exit event, redeem the outstanding notes for an amount equal to the outstanding principal plus accrued interests or convert the outstanding principal amount of all notes and any unpaid accrued interest thereon into the most senior class of share of the Company, at a conversion price equal to the issuance price of $14.298 per share.

(d)	At the maturity date, convert into the most senior class of shares at a conversion price equal to the issuance price of $14.298 per share.
Legacy Rockley elected to account for the
3.00
% – 2020 Convertible Notes at fair value as of the issuance date, with the changes in fair value reported in the consolidated statements of operations under Change in Fair Value of Debt Instruments.
Upon consummation of the Business Combination discussed in Note 2, Business Combination, the total outstanding principal and accrued unpaid interest of $
21.9
 million for the
3.00
% – 2020 Convertible Notes were cancelled and converted into the right to receive
3.8
 million ordinary shares of the Company, with a fair value of $
38.1
 million, recorded in the consolidated statement of shareholders’ equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. The Company recorded a $
38.1
 million adjustment upon extinguishment of the
3.00
% – 2020 Convertible Notes.

8.00
% – 2020 Convertible Notes
On February 19, 2020, Legacy Rockley issued convertible loan notes to our board member in an aggregate principal amount of $
8.0
 million (the “
8.00
% Convertible Notes”). The
8.00
% Convertible Notes had an interest rate of
8.00
% per annum and contained no financial covenants.
The 8.00% Convertible Notes were convertible as follows:

(a)
In the event of an equity financing, the outstanding principal amount of all notes and any unpaid accrued interest shall automatically convert into the most senior class of share at a conversion price being the lower of $14.298 per share or a discounted subscription price of the equity shares; or

(b)
At an exit event, convert the outstanding principal amount of all notes and any unpaid accrued interest thereon into the most senior class of share of the Company, at a conversion price, equal to a 25% discount to the Series E issuance price of $14.298 per share.

(c)	At the maturity date, convert into the most senior class of equity share at a conversion price of $14.298.
Legacy Rockley elected to account for the
8.00
% Convertible Notes s at fair value as of the issuance date, with the changes in fair value reported in the consolidated statements of operations under Change in Fair Value of Debt Instruments.
Upon consummation of the Business Combination discussed in Note 2,
Business Combination
, the total outstanding principal and accrued unpaid interest of $
8.9
 million for the
8.00
% Convertible Notes were cancelled and converted into the right to receive
1.5
 million ordinary shares of the Company, with a fair value of $
15.5
 million, recorded in the consolidated statement of shareholders’ equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. In addition, the warrants issued in conjunction with the
8.00
% Convertible Note were also cancelled and converted into the right to receive
1.5
 million ordinary shares of the Company, with a fair value of $
15.5
 million, recorded in the consolidated statement of shareholders’ equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. The Company recorded a $
30.9
 million adjustment upon extinguishment of the
8.00
% Convertible Notes and warrants.

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
trade. Upon any occurrence of a
non-qualified
trade sale or qualified listing, amounts due to Argentum would have been discharged in full by way of conversion into the Company’s most senior class of shares.
Upon consummation of the Business Combination discussed in Note 2,
Business Combination
, thirty percent (30%) of the outstanding principal and interest balance of $10.2 million for the 2020 Term Facility Loan were cancelled and converted into the right to receive 1.3 million ordinary shares of the Company, with a fair value of $13.0 million, recorded in the consolidated statement of shareholders’ equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. The Company recorded a $13.0 million adjustment upon extinguishment of debt. The seventy percent (70%) of the outstanding principal and interest balance remained as debt and is required to be repaid in full on or prior to August 31, 2022, in the total amount of $37.3 million. At August 11, 2021, the Company recorded a fair value of $27.1 million for the seventy percent (70%) of the outstanding principal and interest balance. The Company accreted the adjusted interest expense over the amended term of the loan using the effective interest rate method. The Company accrued interest expense of $6.0 million and $4.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the total outstanding debt for the 2020 Term Facility Loan balance was $0 and $26.3 million, respectively. The 2020 Term Facility Loan includes a financial covenant that requires the Company to maintain a cash balance of at least $35.0 million, which was lowered to $25.0 million on April 13, 2022.
In May 2022, the Company paid off the total outstanding principal balance and all accrued interest for the 2020 Term Facility Loan balance, which resulted in a total cash payment of $37.3 million.
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
The 5.00% – $50.0 Million Convertible Notes were subject to conversion as follows:

(a)
In the event of a qualified financing even with total proceeds raised not less than $
25.0
 million, the outstanding principal amount and any unpaid accrued interest automatically convert into the most senior class of share at a conversion price being lower of
15
% discount to the per share subscription price of the equity shares or the price obtained by diving $
1,500.0
 million by fully diluted share capital of the Company at the date of conversion;

(b)
At an exit event, redeem the outstanding principal amount and any unpaid accrued interest on the original principal or convert the outstanding principal amount of all notes and any unpaid accrued interest into the most senior class of share of the Company at a conversion price equal to the lower of
15
% discount to the price per share and the price obtained by dividing $
1,500.0
 million by fully diluted share capital of the Company at the date of conversion;

(c)	At the maturity date, convert into the most senior class of shares at a conversion price by dividing $ 1,500.0 million by fully diluted share capital of the Company at the date of conversion.
Upon consummation of the Business Combination discussed in Note 2,
Business Combination
, the total outstanding principal and accrued unpaid interest of $10.6 million for the 5.00% – $50.0 Million Convertible Notes were cancelled and converted into the right to receive 1.3 million ordinary shares of the Company, with a fair value of $12.6 million, recorded in the consolidated statement of shareholders’ equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. The Company recognized a $12.6 million adjustment upon extinguishment of the 5.00% – $50.0 Million Convertible Notes.

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

(b)
At an exit event, redeem the outstanding notes for an amount equal to
100
% of the outstanding principal plus accrued interest or convert the outstanding principal amount into the most senior class of share of the Company, at a conversion price equal to the lower of 25% discount to the price per share and the price obtained by dividing $800.0 million by fully diluted share capital of the Company at the date of conversion; or

(c)
At the maturity date, convert into the most senior class of shares at a conversion price by dividing $675.0 million by the number of issued shares in the capital of the Company on a fully diluted basis or repay the amount equal to 100% of the outstanding principal amount plus any accrued interest.

Upon consummation of the Business Combination discussed in Note 2,
Business Combination
, the total outstanding principal and accrued unpaid interest of $25.7 million for the 5.00% – $25.0 Million Convertible Notes were cancelled and converted into the right to receive 3.6 million ordinary shares of the Company, with a fair value of $35.6 million, recorded in the consolidated balance sheet. In addition, the warrants issued in conjunction with the 5.00% – $25.0 Million Convertible Notes were also cancelled and converted into the right to receive 0.7 million ordinary shares of the Company, with a fair value of $7.0 million, recorded in the consolidated statement of shareholders’ equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. The Company recorded a total $42.6 million adjustment upon extinguishment of the 5.00% – $25.0 Million Convertible Notes and warrants.
5.00% – $30.0 Million Convertible Notes
On January 11, 2021, Legacy Rockley issued the
5.00
% – $30.0 Million Convertible Notes. The
5.00
% – $30.0 Million Convertible Notes had an interest rate of 5.00% per annum and contained no financial covenants.
The
5.00
% – $
30.0
Million Convertible Notes were subject to conversion as follows:

(a)
In an equity qualified financing event with total proceeds raised not less than $
25.0
 million, the outstanding principal amount and any unpaid accrued interest automatically convert into the most senior class of share at a conversion price being lower of
25
% discount to the per share subscription price of the equity shares or the price obtained by diving $
800.0
 million by fully diluted share capital of the Company at the date of conversion;

(b)
At an exit event, redeem the outstanding notes for an amount equal to the outstanding principal plus any unpaid accrued interest or convert the outstanding principal amount of all notes and any unpaid accrued interest into the most senior class of share of the Company, at a conversion price equal to the lower of a
25
% discount to the price per share and the price obtained by dividing $
800.0
 million by fully diluted share capital of the Company at the date of conversion; or

(c)	At the maturity date, convert into the most senior class of shares at a conversion price by dividing $ 800.0 million by fully diluted share capital of the Company at the date of conversion.

Upon consummation of the Business Combination discussed in Note 2,
Business Combination
, the total outstanding principal and accrued unpaid interest of $30.8 million for the 5.00%– $30.0 Million Convertible Notes were cancelled and converted into the right to receive 4.4 million ordinary shares of the Company, with a fair value of $44.3 million, recorded in the consolidated statement of shareholders’ equity (deficit) with a corresponding decrease to the convertible note in the consolidated balance sheet. The Company recorded a $44.3 million adjustment upon extinguishment of the 5.00%– $30.0 Million Convertible Notes.
Paycheck Protection Program Loan
On April 21, 2020 (the “Origination Date”), Legacy Rockley received loan proceeds of approximately $2.9 million (“PPP Loan”) from Silicon Valley Bank (the “Lender”) pursuant to the Paycheck Protection Program (“PPP”) established under the CARES (the Coronavirus Aid, Relief and Economic Security) Act of 2020. Payments of principal and interest were deferred for the first six months following the Origination Date, and the PPP Loan was maturing in two years after the Origination Date. The PPP Loan bore interest at 1.0% per annum.
In June 2021, the $2.9 million of borrowings outstanding under the PPP was forgiven in full. Forgiveness income was recorded as a component of other income, net in the consolidated statements of operations.

May Notes
On May 27, 2022, we issued $81.5 million aggregate principal amount of Convertible Senior Secured Notes Due 2026 (the “May Notes”) and warrants (the “May 144A Warrants”) to purchase approximately 26.5 million ordinary shares of the Company. The May Notes bear interest at a rate of 9.5% per annum if paid in cash or, subject to the satisfaction of certain conditions, at a rate of 12.0% per annum payable at a rate of 5.75% per annum in cash and 6.25% per annum through the issuance of additional Notes
(“Payment-in-Kind”
or “PIK”), which will also bear interest. Interest on the May Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15, commencing on August 15, 2022. The May Notes will mature on May 15, 2026 unless redeemed, repurchased or converted in accordance with their terms prior to such date. The May Notes were issued pursuant to an indenture (the “May Indenture”), which includes customary terms and covenants including certain events of default after which the May Notes may be due and payable immediately.
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
Net proceeds from the offering of the May Notes were $80.7 million after deducting the initial purchasers’ discount of 1.0%. As of December 31, 2022, the Company incurred approximately $11.5 million in transaction costs that was recognized as an expense in the consolidated statements of operations under selling, general and administrative. The Company used approximately $32.3 million of the net proceeds to repay the 2020 Term Facility Loan, which included principal and accrued interest. The Company used or intends to use the remaining net proceeds for operating expenses, working capital, general corporate purposes, and capital expenditures.
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
basis.

The Company elected to account for May Notes at fair value as of the May 27, 2022 issuance date. Management believes that the fair value option appropriately reflects the underlying economics of the May Notes. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations, under change in fair value of debt instrument, in each reporting period subsequent to the issuance of the May Notes. For the year ended December 31, 2022, the Company recorded a change in fair value of $26.5 million. See Note 5 – Fair Value Measurements for information on the assumptions that the Company used to measure the fair value of the May Notes.
The Company registered the ordinary shares underlying the May Notes and the May 144A Warrants for sale by the initial purchasers pursuant to a Registration Rights Agreement. The Company’s Registration Statement on Form
S-1
(File
No. 333-266077),
was filed with the SEC on July 11, 2022 and declared effective on July 27, 2022. The Company registered up to 40,316,038 ordinary shares issuable upon conversion of the May 2026 Convertible Notes, which consists of (i) 26,461,038 ordinary shares initially issuable upon conversion of all of the May Notes at a conversion price of $3.08 per ordinary share; and (ii) an additional 13,855,000 ordinary shares that would have become due, assuming that the May Notes were converted on the date they were issued and the interest make-whole payment (as defined in the May Indenture) that would have become due in connection therewith was paid by the Company in ordinary shares on that date. The Company also registered up to 47,251,857 ordinary shares issuable upon the exercise of all the May 144A Warrants, which consists of (i) 26,461,038 ordinary shares initially issuable upon the exercise of all of the May 144A Warrants at an exercise price of $5.00 per ordinary share; and (ii) an additional 20,790,819 ordinary shares that, together with 26,461,038 ordinary shares, would be issuable upon the exercise of all the May 144A Warrants in connection with a ratchet anti-dilution adjustment at an assumed exercise price of $2.80 per ordinary share. See Note 8 - Warrants below.
The May Notes were classified as a current liability in the consolidated balance sheet as of December 31, 2022 due to the filing of the Chapter 11 bankruptcy petition in January 2023, which constituted an event of default under the May Indenture.
In August 2022, $4.8 million of the May Notes with a fair value of $5.5 million were converted for 1.5 million ordinary shares. In connection with the conversion, the noteholder was entitled to $1.7 million of interest make-whole payable in cash. However, an additional $1.7 million of May Notes were issued in-kind
in accordance with the interest make-whole provision in the May Indenture agreement.
Bridge Notes
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

On October 25, 2022, the Company paid off the total outstanding principal balance and all accrued interest for the Bridge Notes balance, which resulted in a total cash payment of $12.4 million.
October Notes
On October 25, 2022, we issued $90.6 million in aggregate principal amount of a new series of Convertible Senior Secured Notes Due 2026 (the “October Notes”) with an initial conversion price of $0.6888 and warrants (the “October 144A Warrants”) to purchase approximately 131.6 million ordinary shares of the Company at an exercise price of $1.1182 per share, subject to certain anti-dilution adjustments and repurchased all of the Bridge Notes in an aggregate original principal amount of approximately $12.4 million and a portion of the May Notes in an aggregate original principal amount of $50.0 million. The Company used or intends to use the remaining net proceeds for operating expenses, working capital, general corporate purposes, and capital expenditures. As a result of the conversion price of the October Notes and the initial exercise price of the October 144A Warrants being less than the initial exercise price of the May Warrants, the exercise price of the May 144A Warrants was reset to $2.80 per share and each May 144A Warrant became entitled to an additional 0.7857 shares upon exercise thereof due to the ratchet antidilution provision. The securities were issued in a private placement in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act.
The October Notes bear interest at a rate of 12.5% per annum if paid in cash or, subject to the satisfaction of certain conditions, at a rate of 15.0% per annum payable at a rate of 5.75% per annum in cash and 9.25% per annum through the issuance of additional Notes
(“Payment-in-Kind”
or “PIK”), which will also bear interest. Interest on the October Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2023. The October Notes will mature on May 15, 2026 unless redeemed, repurchased or converted in accordance with their terms prior to such date. The October Notes were issued pursuant to an indenture (the “October Indenture”), which includes customary terms and covenants including certain events of default after which the October Notes may be due and payable immediately.
The October Notes are convertible at an initial conversion price equal to $0.6888 per ordinary share. Holders of the October Notes have the right to convert all or a portion of their October Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders of the October Notes will receive ordinary shares and an interest make-whole for interest that would have accrued from the date of conversion until the maturity date, which interest make-whole shall be paid in cash or in ordinary shares at the Company’s election, provided, however, until the earlier to occur of (x) the third business day prior to December 31, 2022 and (y) the approval by the shareholders of the Company to authorize the issuance of ordinary shares in connection therewith at less than the closing price of such ordinary shares on the trading day immediately preceding the date of the repurchase and subscription agreement, if the Company would not be entitled to otherwise issue such shares in satisfaction of such interest make whole payment because the shares would be valued in accordance with the October Indenture at less than such closing price, the holder who so converted all or a portion of its October Notes will be entitled to either (x) exercise an option under the repurchase and subscription agreement to purchase additional October Notes and Warrants or (y) receive shares valued at such closing price, in each case, in the amount of cash that would otherwise have come due to such holder.
Following certain corporate events that occur prior to the maturity date or notice of redemption issued by the Company (as defined in the October Indenture), the Company will increase the conversion rate for a holder who elects to convert its October Notes in connection with such a corporate event or who elects to convert any October Notes called for redemption during the related redemption period. Additionally, in the event of a fundamental change (as defined in the October Indenture), the holders of the October Notes may require the Company to repurchase all or a portion of their October Notes at a price equal to the aggregate principal amount of any October Notes to be repurchased plus accrued and unpaid interest thereon plus a make-whole premium (as defined in the October Indenture).

The Company may redeem the October Notes in whole, and not in part, at its option, at any time prior to the maturity date, for a cash purchase price equal to the aggregate principal amount of any October Notes to be redeemed plus accrued and unpaid interest plus a make-whole premium as provided in the October Indenture. At any time prior to the maturity date, the Company may also redeem the October Notes in whole, if the last reported sale price of the ordinary shares exceeds 250.0% of the conversion price then in effect for at least 20 trading days (which need not be consecutive), including at least one of the five trading days preceding the date on which the Company provides a notice of redemption preceding the date on which the Company provides a notice for such redemption, during any 30 consecutive trading day period ending on, and including, the trading day preceding such notice date, for a cash purchase price equal to the aggregate principal amount of any October Notes to be redeemed plus accrued and unpaid interest thereon. The October Notes are also subject to redemption at the option of the Company in the event of certain changes in tax law or listing status of the Company.
Net proceeds from the offering of the October Notes were $14.5 million after deducting the initial purchasers’ discount of 5.0% and pay off of portion of the May Notes and related accrued interest and the full balance of the Bridge Notes and related accrued interest, which were held in escrow at October 25, 2022. From October 25, 2022 through December 31, 2022, $9.4 million of the proceeds were released from escrow by the trustee. As of December 31, 2022, $5.1 million remained in escrow. As of December 31, 2022, the Company incurred $5.4 million in transaction costs that was recognized as an expense in the consolidated statements of operations under selling, general and administrative.
The Company allocated the proceeds from the October Notes and October 144A Warrants issued in the financing transaction using a relative fair value method at the issuance date. The issuance-date fair values for the October Notes and October 144A Warrants were measured using the binomial lattice and Monte Carlo simulation model, respectively. The initial amount recognized for the October Notes and October 144A Warrants was established by applying the respective fair values of the October Notes and October 144A Warrants to the amount of the proceeds on a pro-rata
basis.
The Company elected to account for October Notes at fair value as of the October 25, 2022 issuance date. Management believes that the fair value option appropriately reflects the underlying economics of the October Notes. Under the fair value election, changes in fair value will be reported in the consolidated statements of operations, under change in fair value of debt instrument, in each reporting period subsequent to the issuance of the October Notes. For the year ended December 31, 2022, the Company recorded a change in fair value of $46.9 million. See Note 5 – Fair Value Measurements for information on the assumptions that the Company used to measure the fair value of the May Notes.
The Company registered the ordinary shares underlying the October Notes and the October 144A Warrants for sale by the initial purchasers pursuant to a Registration Rights Agreement. The Company’s Registration Statement on Form
S-3,
was filed with the SEC on November 1, 2022. The Company registered up to 208,806,697 ordinary shares issuable upon conversion of the October 2026 Convertible Notes, which consists of (i) 131,600,861 ordinary shares initially issuable upon conversion of all of the October Notes at a conversion price of $0.6888 per ordinary share; and (ii) an additional 77,205,836 ordinary shares that would have become due, assuming that the October Notes were converted on the date they were issued and the interest make-whole payment (as defined in the October Indenture) that would have become due in connection therewith was paid by the Company in ordinary shares on that date. The Company also registered up to 235,001,542 ordinary shares issuable upon the exercise of all the October 144A Warrants, which consists of (i) 131,600,861 ordinary shares initially issuable upon the exercise of all of the October 144A Warrants at an exercise price of $1.1182 per ordinary share; and (ii) an additional 131,600,861 ordinary shares that, together with 131,600,861 ordinary shares, would be issuable upon the exercise of all the October 144A Warrants in connection with a ratchet anti-dilution adjustment at an assumed exercise price of $0.6262 per ordinary share. See Note 8—Warrants below.
The October Indenture includes restrictive covenants that, subject to specified exceptions, limit the ability of the Company and its subsidiaries to (a) incur debt or issue preferred shares or disqualified stock; (b) make (i) dividends and distributions, (ii) redemptions and repurchases of equity, (iii) investments and (iv) prepayments, redemptions and repurchases of subordinated debt; (c) incur liens; (d) make asset sales; (e) enter into transactions with affiliates and (f) enter into agreements limiting subsidiary distributions. In addition, the Company was required to maintain minimum unrestricted cash and cash equivalents, when taken together with the aggregate amount of funds then on deposit in the Escrow Account, of $5.0 million until December 29, 2022 and $20.0 million thereafter. The Company was in compliance with the minimum cash restrictive covenant as of December 31, 2022.

The October Notes were classified as a current liability in the consolidated balance sheet as of December 31, 2022 due to the filing of the Chapter 11 bankruptcy petition in January 2023, which constituted an event of def ault under
the October Indenture.

8.	Warrants
Public and Private Placement Warrants
As of December 31, 2022 and 2021, the Company had
8,625,000 Public Warrants outstanding with a balance of $28.0 million, and classified as equity and presented within Additional
Paid-In-Capital
on our consolidated balance sheet. As of December 31, 2022 and 2021, the Company had 5,450,000 Private Placement Warrants outstanding with a balance of $18 thousand and $3.5 million, respectively, classified as liability and presented within warrant liabilities on our consolidated balance sheet. These warrants are exercisable for the Company’s ordinary shares. Warrants may only be exercised for a whole number of shares at an exercise price of $11.50. These warrants expire five years from the closing of the Forward Recapitalization.
The ordinary shares underlying the warrants were registered on Rockley Photonics Holdings Limited’s Registration Statement on Form
S-4
(File
No. 333-255019),
filed with the SEC on April 2, 2021 and declared effective on July 22, 2021. The Company is obligated to issue ordinary shares upon exercise of a warrant.
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
The Company may redeem the warrants in whole and not in part no earlier than 90 days after they are first exercisable and prior to their expiration at a price equal to a number of the Company’s ordinary shares based on the redemption date and the “fair market value” of the ordinary shares, upon not less than 30 days’ prior written notice of redemption each warrant holder, and if, and only if, the closing price of the ordinary shares equals or exceeds $10.00 per share (as adjusted for share sub-divisions,
share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders.
The Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40,
Derivatives and Hedging-Contracts in Entity’s Own Equity, and are presented within warrant liabilities on our consolidated balance sheet. The warrant liabilities assumed from SC Health, and on a recurring basis, changes in fair value will be presented in the consolidated statement of operations at each reporting period. The Private Placement Warrants are considered to be a Level 3 liability, see
Note 5 – Fair Value Measurements
for description of the valuation methodology of the Private Placement Warrants.
The Public Warrants were accounted for as equity and are presented within Additional
Paid-In
Capital on our consolidated balance sheet. Although an event such as a qualifying cash tender offer could occur outside of the Company’s control that would require net cash settlement, equity classification for the public warrants is not precluded per ASC
815-40-25
as such an event would be in connection with a change in control and all of the Company’s ordinary shareholders, as well as warrant holders, could participate and receive cash from the settlement.
May 144A Warrants issued in connection with the May Notes
The Company issued May 144A Warrants in connection with the May Notes with a balance of $4.7 million as of December 31, 2022, classified as a liability. The May 144A Warrants have a ten-year term and can only be exercised through May 27, 2032. The May 144A Warrants are exercisable for the Company’s ordinary shares at an exercise price of $5.00, and include a ratchet anti-dilution adjustment in the event any ordinary shares or other equity or equity equivalent securities payable in ordinary shares are granted, issued or sold by the Company, in each case, at a price less than the exercise price of $5.00 then in effect, which automatically decreases the exercise price of the May 144A Warrants upon the occurrence of such event, and increases the number of ordinary shares issuable upon exercise of the May 144A Warrants, such that the aggregate exercise price of all May 144A Warrants remains the same before and after any such dilutive event; provided, that the exercise price may not be less than $2.80.
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
The May 144A Warrants also include cashless exercise rights which will go into effect if after the six months of the issue date, there is no effective registration statement registering the ordinary shares underlying the May 144A Warrants. The ordinary shares underlying the May 144A Warrants were registered for sale by the initial purchasers pursuant to the Company’s Registration Statement on Form
S-1
(File
No. 333-266077),
filed with the SEC on July 11, 2022 and declared effective on July 27, 2022. The Company registered for resale up to 47,251,857 ordinary shares issuable upon the exercise of all the Company’s May 144A Warrants, which consists of (i) 26,461,038 ordinary shares initially issuable upon the exercise of all of the May 144A Warrants at an exercise price of $5.00 per ordinary share; and (ii) an additional 20,790,819 ordinary shares that, together with 26,461,038 ordinary shares, would be issuable upon the exercise of all the May 144A Warrants in connection with a ratchet anti-dilution adjustment at an assumed exercise price of $2.80 per ordinary share. The Company also registered up to 40,316,038 ordinary shares issuable upon conversion of the May Notes, which consists of (i) 26,461,038 ordinary shares initially issuable upon conversion of all of the May Notes at a conversion price of $3.08 per ordinary share; and (ii) an additional 13,855,000 ordinary shares that would have become due, assuming that the May Notes were converted on the date they were issued and the interest make-whole payment (as defined in the May Indenture) that would have become due in connection therewith was paid by the Company in ordinary shares on that date. See Note 7 - Debt above.
The May 144A Warrants were accounted for as liabilities in accordance with ASC
815-40,
Derivatives and Hedging-Contracts in Entity’s
Own Equity, and are presented within warrant liabilities on our consolidated balance sheet. The liability is remeasured on a recurring basis, with changes in fair value presented in the consolidated statement of operations at each reporting period. The May 144A Warrants are considered to be a Level 3 liability, see Note 5 – Fair Value Measurements for description of the valuation methodology of the May 144A Warrants.
The May 144A Warrants were classified as a current liability and included in the consolidated balance sheet as of December 31, 2022.
In August 2022, an additional 553,895 May 144A Warrants were issued in connection with the additional $1.7 million of May Notes issued in-kind
from the conversion of $4.8 million of May Notes to equity.
As a result of the conversion price of the October Notes and the initial exercise price of the October 144A Warrants being less than the initial exercise price of the May Warrants, the exercise price of the May 144A Warrants was reset to $2.80 per share and each May 144A Warrant became entitled to an additional 0.7857 shares upon exercise thereof due to the ratchet antidilution provision. The securities were issued in a private placement in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act.
October 144A Warrants issued in connection with the October Notes
The Company issued October 144A Warrants in connection with the October Notes with a balance of $26.7 million as of December 31, 2022, classified as a liability. The October 144A Warrants have a nine and a half-year term and can only be exercised through May 27, 2032. The October 144A Warrants are exercisable for the Company’s ordinary shares at an exercise price of $1.1182, and include a ratchet anti-dilution adjustment in the event any ordinary shares or other equity or equity equivalent securities payable in ordinary shares are granted, issued or sold by the Company, in each case, at a price less than the exercise price then in effect, which automatically decreases the exercise price of the October 144A Warrants upon the occurrence of such event, and increases the number of ordinary shares issuable upon exercise of the October 144A Warrants, such that the aggregate exercise price of all October 144A Warrants remains the same before and after any such dilutive event; provided, that the exercise price may not be less than $0.6262 per ordinary share.
Upon the occurrence of a fundamental transaction (as defined in the October 144A Warrant Agreement), the October 144A Warrants provide each holder a put right. Upon the exercise of a put right by the holder, the Company is obligated to repurchase the October 144A Warrants from the holder for the fair market value (as defined in the October 144A Warrant Agreement) of the remaining exercised portion of the October 144A Warrants repurchased.
The October 144A Warrants also include cashless exercise rights which will go into effect if after the six months of the issue date, there is no effective registration statement registering the ordinary shares underlying the October 144A Warrants. The ordinary shares underlying the October 144A Warrants were registered for sale by the initial purchasers pursuant to the Company’s Registration Statement on Form
S-3,
filed with the SEC on November 1, 2022. The Company registered up to 235,001,542 ordinary shares issuable upon the exercise of all the October 144A Warrants, which consists of (i) 131,600,861 ordinary shares initially issuable upon the exercise of all of the October 144A Warrants at an exercise price of $1.1182 per ordinary share; and (ii) an additional 131,600,861 ordinary shares that, together with 131,600,861 ordinary shares, would be issuable upon the exercise of all the October 144A Warrants in connection with a ratchet anti-dilution adjustment at an assumed exercise price of $0.6262 per ordinary share. The Company also registered up to 208,806,697 ordinary shares issuable upon conversion of the October 2026 Convertible Notes, which consists of (i) 131,600,861 ordinary shares initially issuable upon conversion of all of the October Notes at a conversion price of $0.6888 per ordinary share; and (ii) an additional 77,205,836 ordinary shares that would have become due, assuming that the October Notes were converted on the date they were issued and the interest make-whole payment (as defined in the October Indenture) that would have become due in connection therewith was paid by the Company in ordinary shares on that date. See Note 7 - Debt above.
The October 144A Warrants were accounted for as liabilities in accordance with ASC
815-40,
Derivatives and Hedging-Contracts in Entity’s Own Equity, and are presented within warrant liabilities on our consolidated balance sheet. The liability is remeasured on a recurring basis, with changes in fair value presented in the consolidated statements of operations at each reporting period. The October 144A Warrants are considered to be a Level 3 liability, see Note 5 – Fair Value Measurements for description of the valuation methodology of the October 144A Warrants.
The October 144A Warrants were classified as a current liability and included in the consolidated balance sheet as of December 31, 2022.

9.	Income Taxes
For the years ended December 31, 2022 and 2021, loss before income taxes were as follows (in thousands):

	Years Ended December 31,
	2022	2021
U.K. operations	$(230,308)	$(174,298)
Foreign operations	9,772	6,952

Loss before income taxes	$(220,536)	$(167,346)

The components of provision for income tax for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Current	Deferred	Total
Year ended December 31, 2022
U.K. operations	$—	$—	$—
Foreign jurisdictions	3,504	—	3,504

	$3,504	$—	$3,504

	Current	Deferred	Total
Year ended December 31, 2021
U.K. operations	$—	$—	$—
Foreign jurisdictions	667	—	667

	$667	$—	$667

The effective tax rate of the Company’s provision for income taxes differs from the 19% statutory rate of the Company’s U.K. headquarters entity (in thousands, except percentages):

	December 31,
	2022		2021
U.K. statutory rate	$(41,983)	19.0%	$(31,796)	19.0%
Foreign income tax	1	—%	8	—%
Research & development credit	(4,492)	2.0%	(2,061)	1.2%
Stock-based compensation	1,357	(0.6)%	34	—%
Permanent differences	13	—%	(156)	0.1%
Change in valuation allowance	69,227	(31.3)%	32,402	(19.4)%
Rate change on deferred taxes	(13,662)	6.2%	(11,197)	6.7%
Uncertain tax liabilities	3,059	(1.4)%	64	—%
Losses not benefited	(5,684)	2.6%	12,625	(7.5)%
U.K. tax return provision	(4,103)	1.9%	—	—%
Others, ne t	(229)	0.1%	744	(0.4)%

Total	$3,504	(1.59)%	$667	(0.40)%

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

The significant components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$83,174	$33,068
Research and development credits	2,141	549
Stock-based compensation	4,204	4,859
Lease liabilities	925	1,394
Interest limitation	29,446	10,202
Accounts and other receivables	115	—
Accrued liabilities	183	1,765
Section 174	10,053	—
Other	—	64

Total gross deferred tax assets	130,241	51,900
Less valuation allowance	(129,421)	(50,139)

Net deferred tax assets	820	1,761

Deferred tax liabilities:
Right-of-use Assets	$(820)	$(1,281)
Property and equipment, principally due to differences in depreciation	—	(480)
Other	—	—

Total gross deferred tax liabilities	(820)	(1,761)

Net deferred tax assets	$—	$—

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
The changes in valuation allowance related to operating activity was an increase in the amount of $79.3 million and $33.8 million during the years ended December 31, 2022 and 2021, respectively.
NOLs and tax credit gross carryforwards as of December 31, 2022 are as follows (in thousands):

	Amount	Expiration Years
NOLs, Federal	$332,616	carried forward indefinitely
NOLs, State	$—	—
Tax credits, Federal	$6,468	begin to expire in 2034
Tax credits, State	$—	—
Uncertain Tax Positions
The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As the Company expands, it will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. The Company’s policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the income tax expense in the period in which such determination is made and could have a material impact on its financial condition and operating results. The income tax expense includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties. As of

December 31, 2022 and 2021, the Company had total uncertain tax positions of $7.4 million and $3.2 million, which is recorded as a reduction of the deferred tax asset related research and developments. No interest or penalties have been recorded related to the uncertain tax positions. None of the unrecognized tax benefits, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Balance at beginning of the year	$3,217	$2,236
Increases based on tax positions related to current year	4,458	1,061
Increases based on tax positions related to prior years	—	165
Decreases based on tax positions related to prior years	(250)	(245)

Balance at end of year	$7,425	$3,217

It is not expected that there will be a significant change in uncertain tax position in the next 12 months. We are subject to income tax in the U.K., U.S. federal and various states and three other foreign jurisdictions. During 2021, our U.S. income tax filings were under audit for the tax year ended December 31, 2018. The audit was completed in 2022 with no material findings. The statute of limitations for U.K. and foreign tax jurisdictions other than the U.S. are no longer subject to audit for tax years before December 31, 2020. We are no longer subject to U.S. federal income tax audit for the tax years before the year ended December 31, 2019 and are no longer subject to state income tax audit for tax years before December 31, 2016. The Tax Cuts and Jobs Act requires research and development expenditures to be capitalized and amortized, effective January 1, 2022, which accounts for approximately $4.4 million of the increase in the uncertain tax position for the year ended December 31,
2022.

10.	Shareholders’ Equity (Deficit)
The Company
 is authorized to issue
12,443,961,038
ordinary shares with par value of $
0.000004
per share. Each holder of the Company’s ordinary shares is entitled to one vote per share. As of December 31, 2022 and 2021, there were
132,923,224
and
127,860,639
of the Company’s ordinary shares issued and outstanding, respectively. Holders of the Company’s ordinary shares do not have cumulative voting rights. Additionally, the Company has
172,690,795
and
14,074,986
warrants outstanding as of December 31, 2022 and 2021, respectively. See Note 8, Warrants for additional information.
Each holder of the Company’s ordinary shares is entitled to the payment of dividends and other distributions as may be declared by the Board from time to time out of the Company’s assets or funds legally available for dividends or other distributions. The Company has not declared or paid any dividends with respect to its ordinary shares for the periods presented.
If the Company is involved in voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, or a similar event, each holder of the Company ordinary shares will participate pro rata in all assets remaining after payment of liabilities, subject to prior distribution rights of the Company preferred shares, if any, then outstanding.
Equity Line of Credit
In October 2021, the Company entered into an equity line of credit arrangement (“ELOC”) with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPCF”). The ELOC is a private placement with registration rights, providing LPCF the ability to purchase up to 7.8 million of the Company’s ordinary shares for $50.0 million over 24 months. Proceeds from the sale of shares will go towards the Company to be used for working capital.
No amounts were drawn against the ELOC during any of the periods presented.

11.	Net Loss per Share
The following is a calculation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Years Ended December 31,
	2022	2021
Basic and diluted:
Net loss	$(224,040)	$(168,013)
Weighted average ordinary shares outstanding	130,348,047	100,917,939

Basic and diluted net loss per share	$(1.72)	$(1.66)

Basic net loss per share is calculated by dividing net loss for the period by the weighted average number of the ordinary shares outstanding plus outstanding warrants with a 0.01 exercise price during the period.
For the years ended December 31, 2022 and 2021, we excluded the potential effect of outstanding and exercisable options (including performance options), outstanding RSU’s, and warrants in the calculation of the diluted loss per share, as the effect would be anti-dilutive due to losses incurred. As of December 31, 2022, there were approximately 22.0 million outstanding options and RSU’s and 14.1 million of private and public warrants of potentially issuable shares with dilutive effect, May 144A Warrants to purchase approximately 26.5 million ordinary shares and the May Notes described in Note 7—Debt above, as well as October 144A Warrants to purchase approximately 131.7 million ordinary shares and the October Notes described in Note 7—Debt above. As of December 31, 2021, there were approximately 12.6 million potentially issuable shares respectively, with dilutive effect.

12.	Stock-Based Compensation
The Company has established a number of share-based incentive plans for current employees, directors and others, which include Share Appreciation Rights (“SARs”), 2013 Equity Incentive Plan (the “2013 Plan”), 2021 Stock Incentive Plan (the “2021 Plan”), Restricted Stock Units (“RSUs”), 2021 Employee Stock Purchase Plan (the “ESPP”), and Warrants.
Share Appreciation Rights
As of December 31, 2022 and 2021, there were no SARs outstanding. In connection with the Business Combination on August 11, 2021, the liability associated with outstanding SARs was settled with a cash payment of $0.7 million.
2013 Equity Incentive Plan
The holders of Legacy Rockley options under the 2013 Plan continue to hold such options and such options remain subject to the same vesting, exercise and other terms and conditions outlined in the stock option agreements and the 2013 Plan. In connection with the Business Combination, the holders of Legacy Rockley options may exercise their options to purchase a number of ordinary shares equal to the number of Legacy Rockley ordinary shares subject to such Legacy Rockley options multiplied by the Exchange Ratio of 2.4835 (rounded down to the nearest whole share) at an exercise price per share divided by the Exchange Ratio (rounded to the nearest whole cent). The information presented herein is as if the exchange of stock options occurred as of the earliest period presented.
As of December 31, 2022 and 2021, there were no options available for grant. Any new grants will become available for issuance under the 2021 Plan.

The following table summarizes the stock option activity related to the 2013 Plan:

	Number of Options Outstanding	Average Exercise Price Per Share	Remaining Contractual Life (Years)	Intrinsic Value 4
				(In thousands)
Options outstanding at December 31, 2019	17,898,619	$4.94	6.75	$110,552
Granted	—	$—
Exercised	(1,557,214)	$0.60
Forfeited	(912,912)	$4.07
Expired	(46,757)	$3.08

Options outstanding at December 31, 2021	15,381,736	$2.00	5.83	$36,093
Granted	—	$—
Exercised	(2,129,267)	$0.65
Forfeited	(810,713)	$3.52
Expired	(1,693,564)	$2.96

Options outstanding at December 31, 2022	10,748,192	$2.01	3.71	$20,033

Options exercisable at December 31, 2022	9,983,098	$1.89	3.42	$17,465

4
The aggregated intrinsic value represents the difference between the exercise price and the closing stock price of $0.1471 and $4.35 for the Company’s ordinary shares on December 31, 2022 and 2021, respectively.

2021 Stock Incentive Plan
On March 31, 2021, the Board approved the 2021 Plan. The purpose of the 2021 Plan is to attract, retain, incentivize and reward top talent through stock ownership, to improve operating and financial performance and strengthen the mutuality of interest between eligible service providers and shareholders.
As of December 31, 2022 and 2021, there were 15,515,853 and 15,375,644, respectively shares authorized for issuance under the Plan, of which 4,262,163 and 10,207,656, respectively, shares were available for grant.
The following table summarizes the stock option activity related to the 2021 Plan:

	Number of Options Outstanding	Average Exercise Price Per Share	Remaining Contractual Life (Years)	Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2020	—	$—	$—	$—
Granted	1,013,480	$15.84
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—

Options outstanding at December 31, 2021	1,013,480	$15.84	9.61	$11,645
Granted	—	$—
Exercised	—	$—
Forfeited	(350,225)	$15.84
Expired	(87,579)	$15.84

Options outstanding at December 31, 2022	575,676	$15.84	8.61	$9,035

Options exercisable at December 31, 2022	191,858	$15.84	8.61	$3,012

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
Employee RSUs activity for the years ended December 31, 2022 and 2021 was as follows:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Remaining Contractual Life (Years)	Intrinsic Value
				(In thousands)
Outstanding at December 31, 2020	—	$—	—	—
Granted	4,181,607	$6.71
Exercised	(24,668)	$7.07
Forfeited	(2,431)	$7.07
Expired	—	$—

Outstanding at December 31, 2021	4,154,508	$6.71	1.76	$18,072
Granted	8,887,674	$0.92
Exercised	(1,091,312)	$6.93
Forfeited	(1,272,756)	$5.76
Expired	—	$—

Outstanding at December 31, 2022	10,678,114	$1.98	1.80	$1,517

2021 Employee Stock Purchase Plan
On October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on December 1, 2021. The purpose of the ESPP is to provide eligible employees with an opportunity to purchase shares of our ordinary shares at a discounted price through payroll deductions with the goal of enhancing employees’ sense of participation in the Company and further align employee interests with those of the Company’s shareholders.
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
Subject to adjustments provided in the ESPP, the maximum number of ordinary shares available for purchase under the ESPP is 1,526,239 plus an annual increase to be added on the first day of each of the Company’s fiscal years for a period of up to 10 years, beginning with the fiscal year that begins on January 1, 2022, equal to the least of (i) 1% of the outstanding shares on such date, (ii) 7,631,196 shares, or (iii) a lesser amount determined by the Board. As of December 31, 2022 and 2021, 1,526,239 shares were available for issuance under the ESPP.
The initial offering period for the ESPP is one year, commencing on December 1, 2021 and ending on November 30, 2022. As of December 31, 2022, 392,509 ordinary shares have been purchased under the ESPP.
The ESPP was suspended on October 7, 2022. All employee payroll withholdings related to the ESPP were reimbursed subsequent to the suspension of the program.
The assumptions that the Company used in the Black-Scholes option-pricing model to determine the fair value of the purchase rights under the ESPP for the year ended December 31, 2022 and 2021, were as follows:

	Years Ended December 31, 2022	Years Ended December 31, 2021
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Expected volatility (%)	51 - 54%	54%
Risk-free interest rate (%)	1.63 - 2.16	0.10 - 0.25
Dividend yield	—	—
Stock-based compensation expense
The following table summarizes our stock-based compensation expense for all equity arrangements and is included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2022	2021
Cost of revenue	$925	$1,825
Research and development	9,610	7,182
Selling, general, and administrative	3,798	3,006

Total stock-based compensation expense	$14,333	$12,013

As of December 31, 2022 and 2021, there was approximately $23.0 million and $40.5 million, respectively of total unrecognized stock based compensation expense related to our equity awards, which is expected to be recognized over a weighted average period of 1.7 years and 1.5 years, respectively
.
Performance Awards
For the years December 31, 2022 and 2021, we recognized a total expense of $0.2 and $0.3 million respectively in relation to the performance-based options. As of December 31, 2022 and 2021, there were approximately $0 million and $0.9 million of unrecognized stock-based compensation expense related to the performance-based awards. During the years ended December 31, 2022 and 2021, no additional performance-based awards were granted.
Modification of Equity Awards
On June 15, 2022, the Company entered into a separation agreement with our former Chief Financial Officer, which amended his employment agreement and provided for changes in the term of service and compensation under the agreement. The outstanding stock options under the Company’s 2013 Plan held by our former Chief Financial Officer were modified to extend the post-termination exercise period through June 13, 2024. As a result, the Company recorded stock-based compensation expense of $0.2 million related to the incremental fair value of the modified awards.
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

The weighted average assumptions used to value the grants are as follows:

	Years Ended December 31,
	2022	2021
Expected term (in years)	Not applicable	6.05
Expected volatility (%)	Not applicable	0.53
Risk-free interest rate (%)	Not applicable	0.96
Dividend yield	Not applicable	—
There were not any option grants issued for the year ended December 31, 2022.
Warrants
In connection with the Business Combination on August 11, 2021, all outstanding warrants of Legacy Rockley were exercised on a cashless basis and converted into the right to receive 1.8 million ordinary shares of the Company, with a fair value of $18.1 million.

13.	Related Party Transactions
The Company formed HRT, a joint venture with Hengtong Optic-Electric Co., Ltd. in 2017, which was recognized by the Company as an equity method investment. As of and in the year ended December 31, 2022, we made sales to and were owed from the HRT joint venture, $0 and $0, respectively. As of and in the year ended December 31, 2021, we made sales to and were owed from the HRT joint venture, $5.3 million and $3.3 million, respectively. The balance owed by the joint venture was included in accounts receivable in the consolidated balance sheet.

14.	Leases
We have operating leases for office space and a finance lease for manufacturing equipment. These leases have remaining lease terms of 1 to 6 years. Some leases include extension options for up to 5 years. These options are included in the lease term when it is reasonably certain that the option will be exercised.
The weighted average remaining lease term was approximately 3.8 years for operating leases as of December 31, 2022. The weighted average discount rate was 6.4% for operating leases as of December 31, 2022. The weighted average remaining lease term was approximately 2.5 years for finance leases as of December 31, 2022. The weighted average discount rate was 23.22% for finance leases as of December 31, 2022.
The components of lease cost for the years ended December 31, 2022 and 2021, were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Operating Lease Cost:
Fixed lease cost	$1,692	$1,103
Variable lease cost	290	354

Total operating lease cost	$1,982	$1,457

Finance Lease Cost:
Amortization of right-of-use assets	$489	$—
Interest on lease liabilities	80	—

Total finance lease cost	$569	$—

The supplemental cash flow information related to our operating leases is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,576	$936

Operating cash flows for finance leases	$77	$—

Financing cash flows for finance leases	$80	$—

Right-of-use assets obtained in exchange of lease obligations:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,127	$4,008
Right-of-use assets obtained in exchange for new finance lease liabilities	$843	$—

Maturities of lease liabilities as of December 31, 2022, were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2023	$1,653	$339
2024	1,179	313
2025	1,089	130
2026	1,120	—
2027	413	—

Total lease obligation	$5,454	$782

Less: Imputed interest	(612)	(352)

Total lease liabilities	$4,842	$430
Less: Current lease liabilities	(1,400)	(144)

Total non-current lease liabilities	$3,442	$286

15.	Commitments and Contingencies
Legal Contingencies
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. We apply accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of December 31, 2022 there are no litigation pending that could have, individually and in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.
Financial Commitments
In the ordinary course of business, we make commitments to third-party suppliers for various research and development activities. As of December 31, 2022 and 2021, we had $8.3 million and $13.6 million, respectively, in contractual obligations for which we have not yet received the services.

16.	Defined Contribution Plan
We have defined contribution plans, under which we contribute based on a percentage of the employees’ elected contributions. We will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general and administrative expenses and research and development in the consolidated statements of operations. Defined contributions were $0.7 million for years ended December 31, 2022 and 2021, respectively.

17.	Supplemental Cash Flow Information
Non-cash
operating, investing, and financing activities, and supplemental cash flow information are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Supplemental Cash Flow Information:
Cash payments for:
Interest paid	$12,291	$658
Income tax paid	$384	$978
Non-cash Operating Activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,127	$4,008
Right-of-use assets obtained in exchange for new finance lease liabilities	$843	$—
Interest paid in kind on May and October Notes	$5,536	$—

	$1,970	$4,008

Non-cash Investing Activities:
Unpaid property and equipment received	$2,168	$805

Non-cash Financing Activities:
Conversion of convertible debt and accrued interest to ordinary shares	$5,548	$181,404
Conversion of Legacy Rockley ordinary shares to Rockley ordinary shares	1,706	206,888
Refinancing from May Notes and Bridge Notes to October Note s	58,826	—
Paid in kind interest converted to principal on May Notes	446	—
Private Placement Warrants	—	14,304
Public Warrants	—	28,031
Issuance of ordinary shares in lieu of cash payment of transaction costs	—	3,190
Forgiveness of Paycheck Protection Program loan	—	2,860
Unpaid deferred transaction costs	—	1,034
Issuance of ordinary shares related to ELOC	—	472

	$66,256	$438,183

18.	Subsequent Events
On January 23, 2023, the Company filed a voluntary petition for relief under chapter 11 of title 11 (the “Chapter 11 Case”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Company filed motions with the Bankruptcy Court seeking authorization to continue operating its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company filed a series of first day motions with the Bankruptcy Court that sought authorization to continue conducting its business without interruption. These motions were designed primarily to minimize the effect of bankruptcy on the Company’s operations and were subsequently approved by the Bankruptcy Court. None of Rockley’s subsidiaries have filed voluntary petitions for relief under the Bankruptcy Code. The Company also filed the Prepackaged Chapter 11 Plan of Reorganization of Rockley Photonics Holdings Limited (as amended, supplemented, or modified from time to time, the “Plan”) and a related disclosure statement (the “Disclosure Statement”).. The Company sought expedited approval of the Plan as part of a comprehensive restructuring to
de-lever
the Company’s consolidated balance sheet by eliminating existing debt and introducing a new capital structure that would provide approximately $35 million of cash for ongoing operations. On January 24, 2023, the Company filed a petition with the Grand Court of the Cayman Islands seeking the appointment of joint restructuring officers to advise the Company and facilitate the restructuring transactions to be effectuated in connection with the Chapter 11 Case.
The filing of the Chapter 11 Case described above constituted an event of default or otherwise triggered repayment obligations under a number of instruments and agreements relating to direct financial obligations of the Company and certain of its subsidiaries. The May Notes and the October Notes each provide that, as a result of the Chapter 11 Case, the principal, accrued and unpaid interest and certain other amounts due thereunder, including certain prepayment premiums payable, shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments as to the Company were automatically stayed as a result of the Chapter 11 Case, and the Company’s creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code and the Bankruptcy Court’s orders.
On March 10, 2023, the Bankruptcy Court approved the adequacy of the Disclosure Statement and confirmed the Plan. The Plan became effective March 14, 2023 (the “Effective Date”).
Pursuant to the Plan, after the Effective Date, the Company will liquidate pursuant to Cayman Islands law. Holders of existing equity interests in the Company will not receive or retain any distribution or property on account of such equity interests. In connection with the liquidation, the Company expects to file a Form 15 with the Securities and Exchange Commission to terminate the registration of its ordinary shares. Thereafter, the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended shall be terminated.
Effective March 17, 2023, Chad Becker resigned as Chief Financial Officer of the Company. Mr. Becker’s resignation was not in connection with any known disagreement with the Company on any matter. Richard Meier, our Chief Executive Officer, assumed the duties of the Company’s principal accounting officer and principal financial officer upon the effectiveness of Mr. Becker’s resignation.
On December 9, 2022, the Company received a letter from the New York Stock Exchange (“NYSE”) notifying it that the Company is not in compliance with the continued listing requirement in Section 802.01B of the NYSE’s Listed Company Manual because the Company’s market capitalization fell below $50 million over a 30 trading day period and its stockholders’ equity is less than $50 million. On February 21, 2023, as a result of the Chapter 11 Cases in accordance with Section 802.01D of the NYSE Listed Company Manual, the Company’s ordinary shares and warrants were delisted from the NYSE.
On February 21, 2023, the Company executed a restructuring plan to reduce costs and redirect resources to our highest priority activities, which included a reduction in our global workforce by approximately 27%, which resulted in a restructuring charge of $1.9 million consisting of employee severance-related costs.
Effective May 10, 2023, Richard Meier resigned as Chief Executive Officer of the Company. Mr. Meier was also the Company’s principal accounting officer and principal financial officer. Mr. Meier’s resignation was not in connection with any known disagreement with the Company on any matter. Dr. Andrew Rickman, our Executive Chairman of the Board of Directors, assumed the duties of the Chief Executive Officer upon Mr. Meier’s resignation.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of and for the year ended December 31, 2022. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and internal control over financial reporting were effective at the reasonable level.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

No Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not contain an attestation report of our registered public accounting firm regarding internal control over financial reporting since the Company, as an “emerging growth company,” is not required to provide such report pursuant to Section 404 until we are no longer an ‘emerging growth company” as defined by the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On May 10, 2023, Dr. Andrew Rickman, OBE, executive chair of Rockley Photonics Holdings Limited (the “Company”) succeeded Richard A. Meier as the Company’s Chief Executive Officer effective immediately. Dr. Rickman, 62, founded Rockley in 2013 and has served as a director since that time. Dr. Rickman previously served as Rockley’s chief executive officer until December 2022 and has served as executive chair since December 2022. Dr. Rickman previously founded Bookham, Inc. (“Bookham”), now part of Lumentum (NASDAQ:LITE) (after its 2018 acquisition of Oclaro Inc. (NASDAQ:OCLR) which was formed in 2009 after Bookham’s merger with Avanex Inc.), one of the world’s largest photonics and fiber optics telecom component producers in 1998 and served as its chief executive officer and chairman until 2004. From 2007 to 2013, he was chairman of Kotura Inc., a leader in the field of silicon photonics for fiber optic communications, high performance computing, and sensing applications, through to its development and sale to Mellanox Technologies, Ltd (NASDAQ: MLNX) in 2013. In 2000, Dr. Rickman was named U.K.’s Technology and Communications Entrepreneur of the Year by Ernst and Young. In 2011, Dr. Rickman was awarded an Honorary Professorship at SIMIT, Chinese Academy of Sciences. From 2003 to 2013, he was a trustee of the Oxford Trust and from 2001 to 2004 was a council member of the U.K. Government’s Engineering and Physical Sciences Research Council. Dr. Rickman holds a mechanical engineering degree from Imperial College, London, a Ph.D. in silicon photonics from Surrey University, an MBA from Cranfield University, and honorary doctorates from Surrey, Edinburgh Napier, and Kingston Universities. He is a chartered engineer and a Fellow of the Royal Academy of Engineering and the Institute of Physics. He was awarded an OBE in the Queen’s Millennium Honors list for services to the telecommunications industry and is a winner of the prestigious Royal Academy of Engineering Silver medal for his outstanding contribution to British Engineering. There are no arrangements or understandings between Dr. Rickman and any other person pursuant to which he was to be selected as an officer . There are no family relationships between Dr. Rickman and any director or executive officer of the Company nor, except as disclosed elsewhere in this annual report, are there any transactions between Dr. Rickman or any of his immediate family members and the Company or any of its subsidiaries that would be reportable as a related party transaction under the rules of the Securities and Exchange Commission. Effective May 10, 2023, Richard Meier resigned as Chief Executive Officer and director of the Company. Mr. Meier’s resignation was not in connection with any known disagreement with the Company on any matter. There were no changes made at this time to either Dr. Rickman’s or Mr. Meier’s previously disclosed compensation and contract of employment with the Company in connection with this transition.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Unless specifically noted or the context clearly requires otherwise, all information set forth in this annual report on Form 10-K relates to the Company as it existed as of December 31, 2022 and prior to the Company’s bankruptcy proceedings and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of any other entity, including any entity which may result from the bankruptcy proceedings.

Item 10. Directors, Executive Officers and Corporate Governance

As disclosed below, in connection with the Plan of Reorganization, the terms of each member of our Board expired on March 14, 2023, after the Effective Date. As a result of the Plan of Reorganization, after the Effective Date, our sole executive officer was Richard Meier. Effective May 10, 2023, Dr. Andrew Rickman succeeded Mr. Meier as our Chief Executive Officer and sole executive officer.

MANAGEMENT

Executive Officers

The names of our executive officers and other corporate officers, and their ages as of March 15, 2023, are as follows:

Name	Age	Position
Andrew Rickman, OBE	62	Chief Executive Officer, Executive Chair

Certain biographical information of our executive officers are set forth below:

Andrew Rickman OBE

Dr. Andrew Rickman, OBE, serves as Rockley’s executive chair and director and was designated as Rockley’s chief executive officer in May 2023. Dr. Rickman founded Rockley in 2013 and has served as a director since that time. Dr. Rickman previously served as Rockley’s chief executive officer until December 2022 and has served as executive chair since December 2022. Dr. Rickman previously founded Bookham, Inc. (“Bookham”), now part of Lumentum (NASDAQ:LITE) (after its 2018 acquisition of Oclaro Inc. (NASDAQ:OCLR) which was formed in 2009 after Bookham’s merger with Avanex Inc.), one of the world’s largest photonics and fiber optics telecom component producers in 1998 and served as its chief executive officer and chairman until 2004. From 2007 to 2013, he was chairman of Kotura Inc., a leader in the field of silicon photonics for fiber optic communications, high performance computing, and sensing applications, through to its development and sale to Mellanox Technologies, Ltd (NASDAQ: MLNX) in 2013. In 2000, Dr. Rickman was named U.K.’s Technology and Communications Entrepreneur of the Year by Ernst and Young. In 2011, Dr. Rickman was awarded an Honorary Professorship at SIMIT, Chinese Academy of Sciences. From 2003 to 2013, he was a trustee of the Oxford Trust and from 2001 to 2004 was a council member of the U.K. Government’s Engineering and Physical Sciences Research Council. Dr. Rickman holds a mechanical engineering degree from Imperial College, London, a Ph.D. in silicon photonics from Surrey University, an MBA from Cranfield University, and honorary doctorates from Surrey, Edinburgh Napier, and Kingston Universities. He is a chartered engineer and a Fellow of the Royal Academy of Engineering and the Institute of Physics. He was awarded an OBE in the Queen’s Millennium Honors list for services to the telecommunications industry and is a winner of the prestigious Royal Academy of Engineering Silver medal for his outstanding contribution to British Engineering.

Prior to the bankruptcy proceedings, our Amended and Restated Memorandum and Articles of Association (the “Articles”) provided that our Board shall consist of not less than one and no more than nine directors. The authorized number of directors may be changed by the shareholders of the Company by a resolution passed in a general meeting. Vacancies on our Board can be filled by resolution of our Board. Our Board was divided into three classes, each serving staggered, three-year terms:

•	Our Class I directors were Brian Blaser and Pamela Puryear, and their terms would have expired at the 2025 Annual Meeting of shareholders;

•	Our Class II directors were Nicolaus Henke, Karim Karti and Michele Klein and their terms were to expire at the 2023 Annual Meeting of shareholders; and

•	Our Class III directors were Andrew Rickman, William Huyett and Caroline Brown, and their terms were to expire at the 2024 Annual Meeting of shareholders.

As a result of the bankruptcy proceedings, the terms of each member of our Board expired on March 14, 2023 (the “Effective Date”).

Director Independence

Prior to the Effective Date, our Board determined that six out of eight directors on our Board qualified as independent directors, as defined under the listing rules of the NYSE: Brian Blaser, Caroline Brown, Nicolaus Henke, William Huyett, Michele Klein and Pamela Puryear. There were no family relationships among any of our directors or executive officers.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2022 were Pamela Puryear, William Huyett and Michele Klein, none of whom has ever been an executive officer or employee of ours. None of our executive officers currently serve, or have served during the last completed fiscal year, on the Compensation Committee or Board of any other entity that had one or more executive officers serving as a member of our Board or Compensation Committee.

Board Meetings

Our Board held fifteen meetings during 2022. Each director attended at least 75% of the aggregate meetings held by our Board and the committees on which such director served, during the time such director was a director. We do not have a policy that requires the attendance of directors at the Annual Meeting.

Meeting of Non-Management and Independent Directors and Communications with Directors

The independent directors met in an executive session in connection with each regularly scheduled board meeting, during which the independent directors had the opportunity to discuss, among other matters, management performance. The purpose of these executive sessions was to promote open and candid discussion among the non-management directors.

Board Committees

Prior to the bankruptcy proceedings, we had established an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each of which operated under a charter approved by our Board. We believe that the composition of these committees met the criteria for independence under, and the functioning of these committees complied with the applicable requirements of the Sarbanes-Oxley Act, and the applicable rules and regulations of the SEC and the NYSE. Each committee had the composition and responsibilities described below.

Audit Committee

Members:

Brian Blaser (Chair)

William Huyett

Nicolaus Henke

Number of meetings in 2022: 8

The functions of this committee included, among other things:

•	evaluating the performance, independence, and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•	reviewing our financial reporting processes and disclosure controls;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures, including the responsibilities, budget, staffing, and effectiveness of our internal audit function;

•	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by us;

•

obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

•	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

•

prior to engagement of any independent auditors, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditors;

•

reviewing our annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

•

reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies;

•	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

•	establishing procedures for the receipt, retention, and treatment of complaints received by us regarding financial controls, accounting, auditing, or other matters;

•	preparing the report that the SEC requires in our annual proxy statement;

•

reviewing and providing oversight of any related person transactions in accordance with our related person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of ethics;

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

•	reviewing and evaluating on an annual basis the performance of the Audit Committee and the Audit Committee Charter.

Our Board determined that each of the members of our Audit Committee satisfied the independence requirements of the NYSE and Rule 10A-3 under the Exchange Act. Each member of our Audit Committee was able to read and understand fundamental financial statements in accordance with NYSE audit committee requirements. In arriving at this determination, our Board examined each Audit Committee member’s scope of experience and the nature of their prior and current employment.

Our Board determined that Dr. Brown qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE listing rules. In making this determination, our Board considered Dr. Brown’s formal education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically met privately with our Audit Committee.

Compensation Committee

Members:

Pamela Puryear (Chair)

William Huyett

Michele Klein

Number of meetings in 2022: 8

The functions of this committee included, among other things:

•	reviewing and recommending for approval by the Board the corporate objectives that pertain to CEO executive compensation and evaluating performance in light of such goals;

•	reviewing and approving the corporate objectives that pertain to the determination of non-CEO executive compensation and evaluating performance in light of such goals;

•

reviewing and recommending for approval by the Board the compensation levels and other terms of employment of our CEO, including employment, severance and change in control agreements and arrangements;

•	reviewing and approving the compensation levels and other terms of employment of our non-CEO executive officers, including employment, severance and change in control agreements and arrangements;

•	approving equity compensation plans and granting equity awards not subject to shareholder approval under applicable listing standards;

•	reviewing and assessing the independence of compensation consultants, legal counsel, and other advisors as required by Section 10C of the Exchange Act;

•	administering our equity incentive, ESPP, and executive compensation plans;

•	reviewing and making recommendations to our Board regarding the type and amount of compensation to be paid or awarded to our non-employee board members;

•	reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC;

•	preparing the annual report on executive compensation that the SEC requires in our annual proxy statement;

•	reviewing and evaluating on an annual basis the performance of the Compensation Committee and its charter and recommending such changes as deemed necessary with our Board; and

•

oversee the development and implementation of the Company’s human capital management, including those policies and strategies regarding recruiting, retention, career development, opportunity, and advancement, as well as succession, diversity, equity and inclusion, organization structure updates and employment practices. This includes discussion of any significant trends or regulatory events or risks.

Our Board determined that each of the members of the Compensation Committee was a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfied the independence requirements of the NYSE.

The Compensation Committee had the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant and outside legal counsel as necessary to assist with the execution of its duties and responsibilities. In 2022, the Compensation Committee retained Semler Brossy Consulting Group, LLC (“Semler Brossy”) to provide advice and counsel. Semler Brossy provided compensation advice to the Committee on our Chief Executive Officer, Chief Financial Officer and the next three highest-paid executives.

The Compensation Committee assessed the independence of Semler Brossy pursuant to SEC and NYSE rules and determined that no conflict of interest existed that would prevent Semler Brossy from independently representing the Committee. In making this assessment, the Committee considered each of the factors set forth by the SEC and the NYSE with respect to the Semler Brossy’s independence, including that Semler Brossy provided no services for the Company other than pursuant to its engagement by the Committee. The Committee also determined there were no other factors the Committee should consider in connection with the assessment or that were otherwise relevant to the Committee’s engagement of Semler Brossy.

Nominating and Corporate Governance Committee

Members:

Michele Klein (Chair)

Nicolaus Henke

Pamela Puryear

Number of meetings in 2022: 5

The functions of this committee included, among other things:

•	identifying, reviewing, and making recommendations of candidates to serve on our Board;

•	evaluating the performance of our Board, committees of our Board, and individual directors and determining whether continued service on our Board is appropriate;

•	evaluating nominations by shareholders of candidates for election to our Board;

•	evaluating the current size, composition, and organization of our Board and its committees and making recommendations to our Board for approvals;

•	developing a set of corporate governance policies and principles and recommending to our Board any changes to such policies and principles;

•	reviewing and making recommendations to our Board regarding the stock ownership guidelines applicable to our non-employee board members and officers;

•	reviewing issues and developments related to corporate governance and identifying and bringing to the attention of our Board current and emerging corporate governance trends;

•

developing and reviewing periodically with the Chairman of the Board and the Chief Executive Officer the succession plan relating to the Chief Executive Officer and make recommendations to the Board with respect to such plan;

•

reviewing the policies, programs, practices and reports concerning environmental, social and governance (“ESG”), including sustainability, environmental protection, community and social responsibility, diversity, equity and inclusion, and human rights; and

•

reviewing periodically the Nominating and Corporate Governance Committee Charter, structure, and membership requirements and recommending any proposed changes to our Board, including undertaking an annual review of its own performance.

Our Board determined that each of the members of our Nominating and Corporate Governance Committee satisfied the independence requirements of the NYSE.

Corporate Governance Guidelines

Our Board adopted written corporate governance guidelines (the “Corporate Governance Guidelines”) to ensure that the Board had the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions independent of our management. The guidelines were also intended to align the interests of directors and management with those of our shareholders. The Corporate Governance Guidelines set forth the practices the Board followed with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluations and succession planning, and board committees and compensation. The Nominating and Corporate Governance Committee assisted our Board in implementing and adhering to the Corporate Governance Guidelines. The Corporate Governance Guidelines had been reviewed at least annually by the Nominating and Corporate Governance Committee, and changes were recommended to our Board as warranted.

Role in Risk Oversight

One of the key functions of our Board was informed oversight of our risk management process. Our Board did not have a standing risk management committee, but rather administered this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that addressed risks inherent in their respective areas of oversight. In particular, our Board was responsible for monitoring and assessing strategic risk exposure and our Audit Committee had the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management was undertaken. The Audit Committee also monitored compliance with legal and regulatory requirements. Our Compensation Committee assessed and monitored whether our compensation plans, policies, and programs comply with applicable legal and regulatory requirements. The Nominating and Corporate Governance Committee also periodically evaluated our risk management process in light of the nature of the material risks we faced and the adequacy of our governance policies and procedures designed to address risk.

Code of Business Conduct and Ethics

We believe that our corporate governance initiatives complied with the Sarbanes-Oxley Act and the rules and regulations of the SEC adopted thereunder. In addition, we believe our corporate governance initiatives complied with the rules of the NYSE.

Our Board adopted a Code of Business Conduct and Ethics that applied to each of our directors, officers and employees. The code addressed various topics, including:

•	compliance with laws, rules and regulations;

•	confidentiality;

•	conflicts of interest;

•	corporate opportunities;

•	competition and fair dealing;

•	payments or gifts from others;

•	health and safety;

•	insider trading;

•	protection and proper use of company assets; and

•	record keeping.

Our Board also adopted a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer and Chief Financial Officer as well as other key management employees. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are each posted on our website investors.rockleyphotonics.com. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers could only be amended by the approval of a majority of our Board. Any waiver to the Code of Business Conduct and Ethics for an executive officer or director or any waiver of the Code of Ethics for Senior Financial Officers could only be granted by our Board or our Nominating and Corporate Governance Committee and had to be timely disclosed as required by applicable law. We implemented a whistleblower policy that established formal protocols for receiving and handling complaints from employees through an independent third-party reporting company.

To date, there have been no waivers under our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers.

Anti-Hedging Policy

Under our insider trading policy, our directors, officers, employees, consultants and contractors were prohibited from engaging in short sales of our securities, purchases of our securities on margin, hedging or monetization transactions through the use of financial instruments, and options and derivatives trading on any of the stock exchanges or futures exchanges, without prior written pre-clearance from our General Counsel.

Availability of Corporate Governance Documents

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, charters for each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee and other corporate governance documents, are posted on the investor relations section of our website at www.rockleyphotonics.com under the heading “Governance —   Governance Documents.”

Director Compensation

The following table shows certain information with respect to the compensation of our non-employee directors during the fiscal year ended December 31, 2022:

Name	Fees earned or paid in cash ($)	Option awards ($)	Stock awards ($)(1)	Non-equity incentive plan compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
William Huyett	85,500	—	153,041	—	—	—	238,541
Brian Blaser	55,000	—	153,041	—	—	—	208,041
Caroline Brown	70,000	—	200,440	—	—	—	270,440
Nicolaus Henke	50,000	—	165,085	—	—	—	215,085
Karim Karti	45,000	—	153,041	—	—		198,041
Michele Klein	62,500	—	153,041	—	—	—	215,041
Pamela Puryear	65,000	—	153,041	—	—	—	218,041
Richard Kuntz	45,000	—	107,038	—	—	—	152,038

(1)

The amounts in this column represent the aggregate fair value of the restricted stock unit awards computed as of the grant date of each award in accordance with ASC 718, which was determined using the closing price of our common stock on the date of grant. For grants made prior to our initial public offering, the fair value of the stock awards was determined using a third-party valuation firm.

The following table sets forth the aggregate number of shares of common stock underlying option awards and restricted stock unit awards outstanding as of December 31, 2022:

Name	Number of Shares
William Huyett	87,322
Brian Blaser	87.322
Caroline Brown	149,407
Karim Karti	87,322
Michele Klein	87,322
Pamela Puryear	87,322
Richard Kuntz	168,154

Other Compensation Arrangements

Employee directors did not receive any compensation for service as a member of our Board. We reimbursed our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at board and committee meetings. We have also, from time to time, granted stock options or restricted stock units (“RSUs”) to our non-employee directors as compensation under our equity incentive plans.

We adopted a non-employee director compensation policy that includes the following cash compensation for non-employee directors, which was based on a review of director compensation at comparable companies in our industry, consisting of a $45,000 annual retainer, an additional $23,000 annual retainer for the Lead Independent Director and the following additional annual retainers for committee service:

Committee	Chair	Member
Compensation	$15,000	$7,500
Nominating and Corporate Governance	10,000	5,000
Audit	20,000	10,000

The non-employee director compensation policy also provided for the annual grant of RSUs under our 2021 Stock Incentive Plan (the “2021 Plan”) following the conclusion of each regular annual meeting of our shareholders, commencing with the 2022 Annual Meeting, to each non-employee director who will continue serving as a member of the Board. The annual RSU award was with respect to a number of ordinary shares having an aggregate fair market value equal to $162,000 calculated on the date of grant.

Each annual RSU award became fully vested, subject to continued service as a director, on the earliest of the twelve (12) month anniversary of the date of grant, the next annual meeting of shareholders following the date of grant, or the consummation of a change in control as defined in the 2021 Plan.

Our board of directors adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of conduct is posted on the investor relations section on our website, which is located at https://investors.rockleyphotonics.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information in the investor relations section of our website.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation of the following persons, whom we refer to as our named executive officers: (i) our Chief Executive Officer, (ii) our next two most highly compensated executive officers on December 31, 2022 and (iii) two individuals who would have been included in this table but for the fact that such individuals were not serving as an executive officer as of December 31, 2022.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(8)	Total ($)
Richard Meier (4)	2022	80,769	1,191,658	1,185,097	0	1,622	2,459,146
Former President and Chief Executive Officer
Dr. Andrew Rickman	2022	500,075	—	—	355,350	25,439	880,865
Chief	2021	430,806	5,500,003	4,561,612	1,666,947	14,409	12,173,777
Executive Officer	2020	366,200	—	—	165,275	10,679	542,154
Chad Becker (5)	2022	253,231	—	—	—	17,176	270,407
Former Interim-Chief
Financial Officer
Mahesh Karanth(6)	2022	216,346	—	—	—	290,750	507,096
Former Chief	2021	358,658	1,272,383	1,824,650	913,006	3,484	4,372,181
Financial Officer	2020	300,012	—	586,814	138,006	3,072	1,027,904
Dr. Amit Nagra (7)	2022	147,115	—	—	—	371,494	518,609
Former Chief	2021	384,711	954,283	1,368,485	186,494	3,543	2,897,516
Operating Officer	2020	337,851	—	—	311,494	3,081	652,426

(1)

The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer under our equity incentive plans, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.

(2)

Includes the value of options granted to our named executive officers upon the consummation of the Business Combination in 2020, which is calculated using $15.84, the last trading price of our SPAC partner and the exercise price of the options, as the fair market value of the option’s underlying shares on the date of grant. The number of shares underlying each stock option award was calculated based on a target grant date fair value determined using $10 (i.e., the purchase price for one of our shares under the Business Combination agreement) as both the per share fair market value of our stock on the date of grant and the option exercise price. For more information, see “Non-Equity and Incentive Awards Grant in 2021 to Our Named Executive Officers”.

(3)	The amounts in this column represent the applicable named executive officer’s total annual performance-based cash bonus for the years ending on December 31 of 2020, 2021, 2022.
(4)

Mr. Meier was hired as our President and Chief Financial Officer on October 20, 2022 and appointed as President and Chief Executive Officer effective December 12, 2022. Effective May 10, 2023, Dr. Rickman succeeded Mr. Meier as our Chief Executive Officer and assumed the duties of the Company’s principal executive officer, principal financial officer and principal accounting officer. Mr. Meier’s 2022 bonus amount, if any, has not been determined by the Board.

(5)

Mr. Becker resigned effective March 17, 2023. Mr. Becker’s resignation was not in connection with any known disagreement with the Company on any matter. Richard Meier, our then-Chief Executive Officer, assumed the duties of the Company’s principal accounting officer and principal financial officer upon the effectiveness of Mr. Becker’s resignation.

(6)	Mr. Karanth resigned effective June 13, 2022.
(7)	Mr. Nagra employment was terminated effective April 15, 2022.
(8)	All other compensation in 2022 consisted of the following:

Named Executive Officer	Employer Retirement Contribution ($)	Life Insurance & AD&D Premium ($)	Severance ($)
Richard Meier	192.31	1,430	—
Andrew Rickman	15,002	10,437	—
Chad Becker	3,000	14,176	—
Mahesh Karanth	3,000	9,332	278,418
Amit Nagra	3,000	8,494	360,000

Compensation Table

We review compensation annually for all employees, including our named executive officers. In setting our named executive officers’ base salaries and bonuses and granting equity incentive awards, we seek to align pay for performance and consider, among other factors, compensation for comparable positions in the market, the historical compensation levels of our named executive officers, individual performance as compared to our expectations and objectives, our desire to motivate our named executive officers to achieve short- and long-term results that are in the best interests of our shareholders, and a long-term commitment to our company.

Base Salaries

In 2022, each of the named executive officers of Rockley received an annual base salary to compensate them for services rendered to Rockley. The base salary payable to each named executive officer was intended to provide a fixed component of compensation reflecting such executive’s skill set, experience, role, and responsibilities.

Annual Cash Bonuses

In 2022, Mr. Meier was eligible to earn a bonus of up $400,000 and Mr. Becker was eligible to earn a bonus targeted at 60% of his base salary. Each named executive officer was eligible to earn his bonus based on the attainment of company and individual performance metrics, as determined by the Board, in its discretion. The actual annual cash bonuses awarded to each named executive officer for 2022 performance are set forth above in the Summary Compensation Table in the column titled “Nonequity Incentive Plan Compensation”. Dr. Rickman and Messrs. Karanth and Nagra did not receive any bonus in 2022.

Non-Equity and Incentive Awards Granted in 2022 to Our Named Executive Officers

Pursuant to Mr. Meier employment agreement, on October 21, 2022, Mr. Meier was granted restricted stock units with respect to 1,891,521 ordinary shares and a stock option to purchase 1,891,521 ordinary shares at a price equal to the fair market value of such shares on the grant date, with both equity awards vesting over four years, with 25% of each award vesting on the first anniversary of that award’s date of grant and the remaining portion vesting in quarterly installments over the remaining three years, subject to Mr. Meier’s continued service. In addition, in the event Mr. Meier’s employment is terminated by the Company without cause or by Mr. Meier for good reason on or within 12 months following a change in control of the Company, subject to Mr. Meier’s executing a release, these equity grants will vest in full.

Retirement Plans

In 2022, Dr. Rickman participated in the Rockley U.K. pension (“U.K. Pension”) and our other executives participated in the ADP TotalSource Retirement Savings Plan, a multiple employer defined contribution plan in which Rockley participates (“401(k) Plan”). The U.K. Pension and the 401(k) Plan are designed to take advantage of certain provisions of Her Majesty’s Revenue and Customs and the Internal Revenue Code, respectively, which allow eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis to the U.K. Pension or the 401(k) Plan, as applicable. In 2022, contributions made by participants in the U.K. Pension and the 401(k) Plan were matched up to a specified percentage of the employee contributions on behalf of the named executive officers. These matching contributions are fully vested as of the date on which the contribution is made.

Employment Agreements with Our Named Executive Officers

Below are descriptions of the material terms of the offer letter agreements with our named executive officers. These agreements generally provide for at-will employment and set forth the named executive officer’s initial base salary and eligibility for employee benefits.

Employment Agreement with Richard Meier

We entered into an amended employment agreement with Mr. Meier in 2022 pursuant to which he will receive a base salary of $500,000 with a target bonus opportunity equal to 80% of his annual base salary, including a $400,000 bonus opportunity for 2022. Under his employment agreement, Mr. Meier also received an initial equity grant consisting of RSUs and stock options. In the event Mr. Meier’s employment is terminated by the Company without cause or by Mr. Meier for good reason, subject to his execution of a release, Mr. Meier will be eligible to receive (i) a lump sum equal to his annual salary and target bonus, plus any earned but unpaid annual bonus for the prior completed calendar year, and (ii) 12 months of Company paid COBRA premiums. If such a termination occurs on or within 12 months following a change in control of the Company, subject to Mr. Meier’s executing a release, Mr. Meier’s initial equity grants will vest in full.

Employment Agreement with Andrew Rickman

We entered into an amended employment agreement with Dr. Rickman in 2021 in connection with the Business Combination, pursuant to which Dr. Rickman served as the chief executive officer of Rockley. The terms of Dr. Rickman’s employment did not change in connection with his becoming executive chair and stepping down as the Company’s CEO in December of 2022. Effective May 10, 2023, Dr. Rickman succeeded Mr. Meier as the Company’s CEO.

Under the amended employment agreement, among other terms, Dr. Rickman is entitled to receive an annual base salary of $500,000 and is eligible to receive an annual performance bonus targeted at 100% of Dr. Rickman’s annual base salary. The actual amount of any such bonus will be determined by reference to the attainment of applicable Rockley and/or individual performance objectives, as determined by the Board or the Compensation Committee.

Dr. Rickman will also be eligible to participate in the customary health, welfare, and fringe benefit plans we provided to our employees.

In addition, we entered into a side letter pursuant to which Dr. Rickman became eligible to receive equity awards with a fair value of $5.0 million in connection with the Business Combination, to be split between stock options and RSUs, which awards were granted in 2021 and are described in “Equity and Incentive Awards Granted in 2021 to Our Named Executive Officers” above and the “Outstanding Equity Awards at Fiscal Year-End Table”, below.

Under his amended employment agreement, we must provide Dr. Rickman at least 12 months’ notice, or pay in lieu of notice, prior to any termination of his employment unless that termination is for “cause” (as defined under his amended employment agreement). Dr. Rickman must provide us with at least 12 months’ notice prior to his resignation, unless we reasonably determine that such resignation is for “good reason” (as defined in his amended employment agreement).

If Dr. Rickman’s employment is terminated by us without “cause,” or by Dr. Rickman for “good reason,” subject to his execution and non-revocation of a release of claims and continued compliance with his confidentiality and non-solicitation requirements, then, in addition to any accrued amounts, Dr. Rickman will be entitled to receive the following severance payments and benefits: (i) an amount equal to the sum of (a) his annual base salary then in effect and (b) 100% of his target annual bonus amount, payable in equal instalments over one year and reduced by any basic salary paid in lieu of notice; and (ii) continuation of all benefits for a period of 12 months.

The amended employment agreement contains non-competition and non-solicitation and confidentiality provisions which, among other restrictions, and except in the case of an involuntary termination, restrict Dr. Rickman’s ability to be engaged or employed by, undertake duties for or be otherwise interested in our competitors, customers or suppliers, for a period of 12 months following his termination (reduced by any portion of Dr. Rickman’s pre-termination notice period during which time he is not providing services, or “garden leave”).

Employment Agreement with Chad Becker

In connection with Mr. Becker’s appointment as our interim chief financial officer, we entered into an amended employment agreement pursuant to which Mr. Becker would receive a base salary of $370,000 and was eligible for annual performance bonus targeted at 60% of Mr. Becker’s then-current annual base salary.

Employment Agreement with Mahesh Karanth

We entered into an amended employment agreement with Mr. Karanth, pursuant to which Mr. Karanth would serve as the chief financial officer of Rockley and would report directly to our chief executive officer. Under the amended employment agreement, Mr. Karanth received a base salary of $450,000 and was eligible for an annual performance bonus targeted at 60% of Mr. Karanth’s then-current annual base salary. Pursuant to his amended employment agreement, Mr. Karanth was also eligible to participate in the customary health, welfare, and fringe benefit plans we provide to our employees.

In connection with Mr. Karanth’s resignation effective June 13, 2022, Mr. Karanth also received the severance contemplated under his employment agreement, namely, in exchange for his execution and non-revocation of a general release of claims in our favor and continued compliance with customary confidentiality and non-solicitation requirements, Mr. Karanth received, in addition to any accrued amounts, (i) an amount equal to the sum of (a) 6 months of his annual base salary then in effect and (b) 50% of his target annual bonus amount, payable in equal installments over six months; and (ii) payment of premiums for continued healthcare coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for up to 6 months after the termination date.

Employment Agreement with Amit Nagra

We entered into an amended employment agreement with Mr. Nagra pursuant to which Mr. Nagra would serve as the chief operating officer of Rockley and would report directly to our chief executive officer. On January 19, 2022, the Compensation Committee approved an amendment (the “First Amendment”) to Mr. Nagra’s employment agreement, pursuant to which Mr. Nagra’s employment would be terminated on or around March 31, 2022 in connection with the intended monetization of the Company’s ultra-high-speed fiber optic communication solutions (as discussed below and previously in our December 22, 2021 press release), which date could be extended upon mutual agreement. Under the First Amendment, Dr. Nagra was to receive an annual base salary of $450,000 and would be eligible to receive an annual performance bonus targeted at 60% of Dr. Nagra’s then-current annual base salary. Pursuant to his Employment Agreement, Dr. Nagra was also eligible to participate in the customary health, welfare, and fringe benefit plans, provided by us to our employees.

Mr. Nagra’s employment was ultimately terminated on April 15, 2022. In connection with Mr. Nagra’s termination, Mr. Nagra received the severance contemplated under his employment agreement, as amended, namely, in exchange for his execution and non-revocation of a general release of claims in our favor and continued compliance with customary confidentiality and non-solicitation requirements, Mr. Nagra received, in addition to any accrued amounts, (i) an amount equal to the sum of (a) 6 months of his annual base salary then in effect and (b) 50% of his target annual bonus amount, payable in equal installments over six months; and (ii) payment of premiums for continued healthcare coverage under the COBRA for up to 6 months after the termination date.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding outstanding equity awards for each of our named executive officers as of December 31, 2022:

		Option Awards				Stock Awards

Name	Date Granted	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Richard Meier	10/21/21(1)	—	1,891,521	0.63	10/20/31	—	—	—	—
	10/21/21(1)	—	—	—	—	—	1,891,521	—	—
Andrew Rickman	12/16/21(2)	—	—	—	—	243,105	34,034	—	—
	10/25/21(3)	—	—	—	—	383,142	56,639	—	—
	8/11/21(4)	203,849	371,727	15.84	8/10/31	—	—	—	—
Chad Becker	4/15/2022(5)	—	—	—	—	16,816
	11/22/2022(6)	—	—	—	—	46,251
	11/22/2022(7)	—	—	—	—	3,083
(1)

RSUs and options vest over 48-months with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting ratably on each quarterly anniversary thereafter subject to continued service.

(2)	RSUs vest annually over three years following the date of grant.
(3)

RSUs vest quarterly over a 48-month period following August 11, 2021, subject to continued service. All unvested RSUs will vest upon an involuntary termination on or within 12 months following a Change in Control as defined in the 2021 Plan.

(4)

Option vests monthly over a 48-month period following the grant date, subject to continued service. All unvested options will vest upon an involuntary termination on or within 12 months following a Change in Control as defined in the 2021 Plan.

(5)	RSUs vested April 2, 2023.
(6)	RSUs vest quarterly over a 48-month period following May 17, 2023, subject to continued service.
(7)	RSUs vested February 17, 2023.

Equity Compensation Plan Information

For equity compensation plan information, see Note 12 to the Consolidated Notes to Financial Statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 10, 2023, the most recent practicable date for which such information was available, as to our ordinary shares beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our ordinary shares, (2) each of our named executive officers and directors, and (3) all of our current directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on approximately 132,747,605 ordinary shares outstanding as of March 10, 2023.

In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we deemed outstanding ordinary shares subject to options held by that person that are currently exercisable, or RSUs that vest, in each case, within 60 days of March 10, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as otherwise set forth in footnotes to the table below, the address of each of the persons listed below is 3rd Floor 1 Ashley Road, Altrincham, Cheshire, WA14 2DT, United Kingdom.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
Richard A. Meier	—	—
Andrew Rickman (1)	17,636,953	13.4%
Chad Becker	3,166	*
Mahesh Karanth (2)	1,189,836	*
Amit Nagra (3)	1,824,373	*
William Huyett	25,000	*
Brian Blaser	—	*
Caroline Brown (4)	43,670	*
Nicolaus Henke	—	*
Karim Karti	24,000	*
Michele Klein	—	*
Pamela Puryear	—	*

All executive officers and directors as a group as of March 10, 2023(5)	17,755,589	13.7%
5% Shareholders:
Hengtong Optic-Electric International Co. (8)	6,949,317	5.3%

*	Represents beneficial ownership of less than 1%.
(1)

Includes 17,462,734 ordinary shares and 68,183 ordinary shares subject to options and restricted stock units held by Dr. Rickman exercisable (with respect to options) or which will vest (with respect to restricted stock units) within 60 days of March 10, 2023, respectively. Dr. Rickman has pledged up to 6.0 million of his Rockley ordinary shares to facilitate the Sponsor’s financing of its PIPE subscription commitment, which, if forfeited in their entirety, would reduce his estimated beneficial ownership by approximately 4%. The lender may have dispositive power over such pledged shares but would not have voting power unless and until such shares are forfeited to the lender. In addition, Sponsor-affiliated entities have agreed to transfer shares held by such entities to Dr. Rickman in exchange for Dr. Rickman’s making available up to 6.0 million of his Rockley ordinary shares to facilitate the Sponsor’s financing of its PIPE subscription commitment, with the number of shares to be transferred to be based on the price performance of Rockley ordinary shares.

(2)

Includes 29,435 ordinary shares and 1,158,553 ordinary shares subject to options and restricted stock units held by Mr. Karanth exercisable (with respect to options) or which will vest (with respect to restricted stock units) within 60 days of March 10, 2023, respectively.

(3)

Includes 755,367 ordinary shares and 1,053,584 ordinary shares subject to options and restricted stock units held by Dr. Nagra exercisable (with respect to options) or which will vest (with respect to restricted stock units) within 60 days of March 10, 2023, respectively.

(4)

Represents 7,333 ordinary shares and 48,177 ordinary shares subject to options and restricted stock units held by Dr. Brown exercisable (with respect to options) or which will vest (with respect to restricted stock units) within 60 days of March 10, 2023, respectively.

(5)	Includes 116,360 ordinary shares subject to options and restricted stock units held by our current directors and executive officers exercisable within 60 days of March 10, 2023, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements of our directors and named executive officers discussed elsewhere in this Annual Report, the following includes a summary of transactions since January 1, 2022 to which we have been or will be a party, and in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with, or immediate family members of, any of the foregoing, had or will have a direct or indirect material interest.

Consultancy Agreements

Rockley engages two affiliate entities of certain of Rockley’s directors for consulting and administrative services, Rockley Ventures Limited and Rockley Management (HK) Limited. For the years ended December 31, 2022 and 2021, Rockley incurred $0.4 million and $0.8 million in fees for these services, respectively. On March 14, 2021, Rockley Photonics, Inc., a subsidiary of Rockley, entered into a consulting agreement with HealthKapital LLC, a California limited liability company wholly owned by Karim Karti, a former director of Rockley. Pursuant to the terms of the consulting agreement, Mr. Karti is entitled to cash compensation at the rate of $600 per hour, estimated at up to 20 hours per week, and fully vested 4,000 RSUs for every 30 days of service during the consultation period, up to a maximum of 24,000 RSUs, subject to the terms and conditions of the consulting agreement.

Intra Group Loans

On January 24, 2022, Rockley (as lender) entered into two separate Intra Group Loan Agreements with RPL (as borrower): (i) one for an amount of $110,000,000; and (ii) one for an amount of $35,000,000 (the “RPL Loans”). The purpose of the RPL Loans is to: (i) cover working capital requirements; and (ii) provide for long term cash investment funds. The interest is the Bank of England base rate from time to time. The amount of the loans will be repayable by RPL on September 1, 2022 or such later date agreed between the parties.

On February 24, 2022, Rockley entered into an Intra Group Loan Agreement with Rockley Photonics Oy as borrower, for an amount of €928,794 (the “Finland Loan”). The Finland Loan will be drawn down in full on or before February 28, 2023 and be repayable immediately by the borrower to Rockley following the final claim submission to a grant funded project with Business Finland (the Finnish funding agency for innovation) scheduled for June 30, 2023.

Indemnification Agreements

We have entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our Articles. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these provisions in our Articles and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Policies and Procedures for Transactions with Related Persons

We adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration, and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness) in which we or any of our subsidiaries are participants, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant, or director are not considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director, or a holder of more than 5% of any class of our voting securities (including our ordinary shares), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an executive officer with knowledge of the proposed transaction, must present information regarding the proposed related person transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our Board) for review. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors, and certain significant shareholders. In considering related person transactions, our Audit Committee takes into account the relevant available facts and circumstances, which may include, but are not limited to:

•	the risks, costs, and benefits to us;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties.

Our Audit Committee will approve only those transactions that it determines are fair to us and in our best interests. All of the transactions described above were entered into prior to the adoption of such policy.

Item 14. Principal Accounting Fees and Services

AUDIT COMMITTEE REPORT

The Audit Committee operates under a written charter adopted by the Board. A link to the Audit Committee charter is available on our website at www.rockleyphotonics.com.

In performing its functions, the Audit Committee acts in an oversight capacity and necessarily relies on the work and assurances of the Company’s management, which has the primary responsibility for financial statements and reports, and of the independent registered public accounting firm, who, in their report, express an opinion on the conformity of the Company’s annual financial statements with accounting principles generally accepted in the United States. It is not the duty of the Audit Committee to plan or conduct audits, to determine that the Company’s financial statements are complete and accurate and are in accordance with generally accepted accounting principles, or to assess or determine the effectiveness of the Company’s internal control over financial reporting.

Within this framework, the Audit Committee has reviewed and discussed with management the Company’s audited financial statements as of and for the year ended December 31, 2022. The Audit Committee has also discussed with the independent registered public accounting firm, Ernst & Young LLP, the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, issued by the Public Company Accounting Oversight Board and the SEC. In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence and has discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence.

Based upon these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Audit Committee

Nicolaus Henke, Ph.D.	William Huyett	Brian Blaser (Chair)

Principal Accountant Fees and Services

The following table sets forth the fees billed by Ernst & Young LLP for audit and other services rendered:

	Year Ended December 31,

	2022	2021
	(In thousands)
Audit Fees(1)	$1,386	$2,293
Audit-related Fees(2)	—	—
Tax Fees(3)	—	1,527
Other(4)	373	8
	$1,759	$3,828

(1)

Audit Fees consisted of fees incurred for services rendered for the annual audit and quarterly reviews of the Company’s consolidated financial statements, audits required by public company regulation, professional consultations with respect to accounting issues, registration statement filings, including our Registration Statements on Form S-1, Form S-4 and Form S-8 related to the Business Combination, shares registration, stock incentive plan registration and issuance of consents and similar matters.

(2)	Audit-related fees consist of fees incurred for consultation regarding financial accounting and reporting matters.
(3)	Tax fees consist of tax structuring fees incurred for consultation regarding the Business Combination.
(4)	All other fees consist of the cost of our subscription to an accounting research tool provided by Ernst & Young LLP.

Pre-approval Policies and Procedures

Our Audit Committee implemented a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. All of the services provided were pre-approved to the extent required. During the approval process, the Audit Committee considered the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees had to be deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

1. All Financial Statements

See index to Consolidated Financial Statements, Item 8 of this Form 10-K.

2. Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

3. Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is as follows:

Exhibit Number	Description

2.2	Order Approving the Revised Second Amended Prepackaged Chapter 11 Plan of Reorganization of Rockley Photonics Holdings Limited (incorporated by reference from Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on April 7, 2023).

3.1	Second Amended and Restated Memorandum and Articles of Association of Rockley Photonics Holdings Limited. (incorporated by reference from Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2021).

4.5	Indenture (including form of Note) dated May 27, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on May 31, 2022).

4.6	Form of Warrant of Rockley Photonics Holdings Limited (incorporated by reference from Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on May 31, 2022).

4.7	Second Supplemental Indenture, dated September 30, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on October 3, 2022)

4.8	Third Supplemental Indenture, dated September 30, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on September 30, 2022)

4.9	Fourth Supplemental Indenture, dated October 25, 2022 by and among Rockley Photonics Holdings Limited, each of the guarantor subsidiaries party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on October 31, 2022)

4.10	Form of Warrant of Rockley Photonics Holdings Limited (incorporated by reference from Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on October 25, 2022).

10.2+	Form of Indemnification Agreement between Rockley Photonics Holdings Limited and its officers and directors (incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-4 (File No. 333-255109)).

10.4+	Equity Side Letter with Andrew Rickman (incorporated by reference from Exhibit 10.25 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2021).

10.5+†	Deed of Amendment to Andrew Rickman’s Employment Agreement (incorporated by reference from Exhibit 10.26 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2021).

10.8+	Amended and Restated Employment Agreement for Amit Nagra (incorporated by reference from Exhibit 10.29 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2021).

10.11	Eighth Amendment to Lease Agreement, dated November 1, 2021, by and between 21st Century Techbanq Pasadena LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.11 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2021).

10.12	Second Amendment to Office Lease, dated October 7, 2021 by and between Boardwalk Office Associates, LLC and Rockley Photonics, Inc. (incorporated by reference from Exhibit 10.12 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2021).

10.13	Consulting Agreement by and between Rockley Photonics Holdings Limited and HealthKapital LLC, dated March 15, 2021 1 (incorporated by reference from Exhibit 10.13 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2021).

10.14	Amended and Restated Subscription Agreement dated May 26, 2022 by and among Rockley Photonics Holdings Limited, each of the Subsidiaries (as defined therein) of Rockley Photonics Holdings Limited and the Subscribers named therein. (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 31, 2022).

10.15	Registration Rights Agreement dated May 27, 2022 by and among Rockley Photonics Holdings Limited and the Subscribers named therein.(incorporated by reference from Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on May 31, 2022).

10.16+	Severance Agreement for Mahesh Karanth, dated June 21, 2022 (incorporated by reference from Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-266077)).

10.17+	Amendment to Amit Nagra’s Employment Agreement, dated January 20, 2022 (incorporated by reference from Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-266077)).

10.19+	Chad Becker’s Interim Chief Financial Officer Appointment Letter, dated July 1, 2022 (incorporated by reference from Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-266077)).

21.1	List of Subsidiaries.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulations S-T.

+	Indicates management contract or compensatory plan.
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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKLEY PHOTONICS HOLDINGS LIMITED

By:	/s/ Dr. Andrew Rickman, OBE
Name: Dr. Andrew Rickman, OBE
Title: Chief Executive Officer and Executive Chair

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Andrew Rickman, OBE and Tom Adams, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments, to this Registration Statement, and any registration statement relating to the offering covered by this Registration Statement and filed pursuant to Rule 462(b) under the Securities Act of 1933, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Dr. Andrew Rickman, OBE Dr. Andrew Rickman, OBE	Chief Executive Officer, Director, Executive Chair (Principal Executive, Financial and Accounting Officer)	May 15, 2023